Form 10QSB
period 1998-06-30
INTERACTIVE MAGIC INC /NC/
filed 1998-09-04
CIK 1061915

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                        Commission file number 000-29750


                             INTERACTIVE MAGIC, INC.
        (Exact name of small business issuer as specified in its charter)

   North Carolina                                    56-2092059
(State of incorporation)             (I.R.S. Employer Identification Number)

                         215 Southport Drive, Suite 1000
                        Morrisville, North Carolina 27560
                     (Address of principal executive office)

                                 (919) 461-0722
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         Yes |_|                    No |X|


         As of August 31, 1998 (the most recent practicable date), there were 9,783,699 shares of the issuer's Common Stock, $.10 par value per share, outstanding.


         Transitional Small Business Disclosure Format (check one)
         Yes |_|                    No |X|




                             INTERACTIVE MAGIC, INC.

                          Form 10-QSB Quarterly Report

                                      INDEX
                                      -----


PART I                  FINANCIAL INFORMATION                                                        PAGE
                                                                                                     ----
Item 1                  Financial Statements                                                          3

Item 2                  Management's  Discussion and Analysis of Financial
                         Condition and Results of Operations                                          15

PART II                 OTHER INFORMATION                                                             23

Item 1                  Legal Proceedings                                                             23

Item 2                  Changes in Securities and Use of Proceeds                                     23

Item 3                  Defaults Upon Senior Securities                                               24

Item 4                  Submission of Matters to a Vote of Security Holders                           24

Item 5                  Other Information                                                             24

Item 6                  Exhibits and Reports on Form 8-K                                              25

SIGNATURES                                                                                            26
EXHIBIT INDEX                                                                                         27

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             Interactive Magic, Inc.
                      Condensed Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1998                  1997
                                                                          --------------------- ---------------------
                                                                              (UNAUDITED)            (AUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $      344              $    384
   Accounts receivable, net                                                          4,994                 2,920
   Inventories                                                                         801                   637
   Advance royalties                                                                 1,676                 1,989
   Software development costs                                                        1,265                   425
   Other current assets                                                                147                   109
                                                                          --------------------- ---------------------
Total current assets                                                                 9,227                 6,464
Property and equipment, net                                                          1,092                 1,196
Other noncurrent assets                                                                 59                    87
                                                                          ===================== =====================
Total assets                                                                      $ 10,378                $7,747
                                                                          ===================== =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                          $  2,915              $  2,776
   Royalties and commissions payable                                                 1,150                   858
   Lines of credit                                                                   4,883                 3,983
   Current portion of long-term debt                                                   250                   745
   Current portion of capital lease obligations                                         35                    35
                                                                          --------------------- ---------------------
Total current liabilities                                                            9,233                 8,397

Noncurrent liabilities:
   Accrued interest payable to related parties                                         841                   982
   Long-term debt, less current portion                                              3,805                 3,759
   Capital lease obligations                                                            18                    38
   Notes payable to related parties                                                    870                 3,470
                                                                          --------------------- ---------------------
Total noncurrent liabilities                                                         5,534                 8,249


                             Interactive Magic, Inc.
                Condensed Consolidated Balance Sheets (continued)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1998                  1997
                                                                          --------------------- ---------------------
                                                                              (UNAUDITED)            (AUDITED)


Series C Redeemable Convertible Preferred Stock, $.10 par value;
   132,744 shares authorized, issued and outstanding at June 30, 1998                  600                     -

STOCKHOLDERS' DEFICIT:
   Series A Convertible Preferred Stock, $.10 par value; 82,634 shares authorized, issued and outstanding at June 30, 1998 and December
     31, 1997                                                                            8                     8
   Series B Convertible Preferred Stock, $.10 par value; 778,746 shares authorized, issued and outstanding at June 30, 1998 and December
     31, 1997                                                                           78                     -
   Class A Common Stock, $.10 par value; 10,000,000 shares authorized, 3,414,446 and 3,145,696 shares issued and outstanding at June 30,
     1998 and December 31, 1997, respectively                                          341                   314
   Class B Common Stock, $.10 par value; 10,000,000 shares authorized, 601,457 and 7,875 shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively                                                60                     1
   Additional paid-in capital                                                       10,470                 5,047
   Cumulative currency translation adjustment                                          (80)                  (59)
   Accumulated deficit                                                             (15,866)              (14,210)
                                                                          --------------------- ---------------------
Total stockholders' deficit                                                         (4,989)               (8,899)
                                                                          ===================== =====================
Total liabilities and stockholders' deficit                                       $ 10,378              $  7,747
                                                                          ===================== =====================


The accompanying notes are an integral part of these condensed consolidated balance sheets.


                             Interactive Magic, Inc.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                     --------------- --------------- ---------------- ---------------
                                                          1998            1997            1998             1997
                                                     --------------- --------------- ---------------- ---------------
Net revenues:
   CD-ROM product sales                                  $ 2,495         $ 1,516         $ 6,552          $ 4,915
   Online sales                                              426             455             784              812
   Royalties and licenses                                    901              40           1,399              241
                                                     --------------- --------------- ---------------- ---------------
Total net revenues                                         3,822           2,011           8,735            5,968
                                                     --------------- --------------- ---------------- ---------------

Cost of revenues:
   Cost of products sold                                     604             486           1,572            1,252
   Royalties and amortized software costs                    461             118           1,370              767
                                                     --------------- --------------- ---------------- ---------------
Total cost of revenues                                     1,065             604           2,942            2,019
                                                     --------------- --------------- ---------------- ---------------
Gross profit                                               2,757           1,407           5,793            3,949

Operating expenses:
   Sales and marketing                                     2,048           1,893           3,715            3,535
   Product development                                       858             858           1,961            1,717
   General and administrative                                570             400           1,019              998
                                                     --------------- --------------- ---------------- ---------------
Total operating expenses                                   3,476           3,151           6,695            6,250
                                                     --------------- --------------- ---------------- ---------------

Operating loss                                              (719)         (1,744)           (902)          (2,301)
                                                     --------------- --------------- ---------------- ---------------
Other expense:
   Interest expense - third parties                          230             173             430              319
   Interest expense - related parties                         71             180             178              334
   Other                                                      18             110              18              109
                                                     --------------- --------------- ---------------- ---------------
Total other expense                                          319             463             626              762
                                                     --------------- --------------- ---------------- ---------------

Loss before income taxes                                  (1,038)         (2,207)         (1,528)          (3,063)
Income tax (expense) benefit                                   -               1            (128)              32
                                                     --------------- --------------- ---------------- ---------------
Net loss                                                 $(1,038)        $(2,206)        $(1,656)         $(3,031)
                                                     =============== =============== ================ ===============

Basic net loss per share                                $  (0.27)       $  (0.70)       $  (0.46)        $  (0.96)
                                                     =============== =============== ================ ===============

Shares used in computing basic net loss per share      3,778,979       3,152,458       3,605,233        3,152,283
                                                     =============== =============== ================ ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Interactive Magic, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                    1998              1997
                                                                              ----------------- -----------------
   OPERATING ACTIVITIES:
   Net loss                                                                         $(1,656)          $(3,031)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      205               220
     Amortization of capitalized software development costs                             275                73
     Issuance of common stock for services                                                -                15
     Noncash interest expense                                                            51                 -
     Changes in operating assets and liabilities:
     Accounts receivable                                                             (2,074)               (2)
     Inventories                                                                       (164)             (325)
     Advance royalties                                                                  313              (323)
     Other current and noncurrent assets                                                (10)             (134)
     Accounts payable and accrued expenses                                              139               644
     Royalties and commissions payable                                                  292               (43)
     Accrued interest                                                                   178               398
                                                                              ----------------- -----------------
   Net cash used in operating activities                                             (2,451)           (2,508)
                                                                              ----------------- -----------------

   INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (101)             (253)
   Software development costs                                                        (1,115)             (560)
                                                                              ----------------- -----------------
   Net cash used in investing activities                                             (1,216)             (813)
                                                                              ----------------- -----------------

   FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                           -             2,890
   Payments on long-term debt                                                          (500)                -
   Proceeds from notes payable to related parties                                         -               200
   Net borrowings from lines-of-credit                                                  900               308
   Payments on capital lease obligations                                                (20)              (27)
   Proceeds from issuance of common and preferred stock                               3,268                 1
                                                                              ----------------- -----------------
   Net cash provided by financing activities                                          3,648             3,372
                                                                              ----------------- -----------------

                                       6


                             Interactive Magic, Inc.
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                    1998              1997
                                                                              ----------------- -----------------


Effect of currency exchange rate changes on cash and cash equivalents                   (21)                5
                                                                              ----------------- -----------------
Net (decrease) increase in cash and cash equivalents                                    (40)               56
Cash and cash equivalents at beginning of period                                        384               292
                                                                              ----------------- -----------------
Cash and cash equivalents at end of period                                              344               348
                                                                              ================= =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                              $   472           $   272
Cash paid for income taxes                                                          $     2           $     3
                                                                              ================= =================

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable into common and preferred stock                         $ 2,600           $     -
Issuance of common stock in settlement of accrued interest payable to
   related parties                                                                  $   319           $     -


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Interactive Magic, Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

     The condensed consolidated financial statements include the accounts of Interactive Magic, Inc. (the "Company"), a North Carolina corporation, and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. and Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated.

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Interactive Magic, Inc. consolidated financial statements for the year ended December 31, 1997 included in its Registration Statement on Form SB-2 declared effective on July 21, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue from CD-ROM product sales is recognized at the time of product shipment. Revenue from online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. Revenue from royalties and licenses is recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue is recognized upon delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepts product returns and

                             Interactive Magic, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

provides price protection on certain unsold merchandise. Revenue is recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs.

BASIC NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Historical basic net loss per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute earnings Per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period.

     Pro forma net loss per share, as presented in the following table, has been calculated as described above and also gives effect to the conversion of the Series A and Series B Convertible Preferred Stock, the Series C Redeemable Convertible Preferred Stock and the exercise of certain options and warrants that occurred in connection with the Company's initial public offering in July 1998 (using the as-if converted method).

     A reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share follows (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA):

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                         ----------------------------- ---------------------------
                                                              1998           1997           1998          1997
                                                         --------------- ------------- ------------- -------------
                                                                 (UNAUDITED)                  (UNAUDITED)

Net loss                                                   $  (1,038)     $    (2,206)  $  (1,656)     $  (3,031)
                                                         =============== ============= ============= =============

Weighted average shares of common stock outstanding
   (shares used in computing basic net loss per share)     3,778,979        3,152,458   3,605,233      3,152,283

Basic net loss per share                                   $   (0.27)     $     (0.70)  $   (0.46)    $    (0.96)
                                                         =============== ============= ============= =============

Shares used in computing basic net loss per share          3,778,979        3,152,458   3,605,233      3,152,283

Adjustment to reflect the effect of the assumed
   conversion of the Series A and Series B Convertible
   Preferred Stock                                         2,128,283        2,128,283   2,128,283      2,128,283

                             Interactive Magic, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  ------------------------------- --------------------------------
                                                       1998            1997       1998             1997
                                                  --------------- --------------- ---------------- ---------------
                                                           (UNAUDITED)                      (UNAUDITED)

Adjustment to reflect the effect of the assumed
   conversion of the Series C Redeemable
   Convertible Preferred Stock                         132,744         132,744          132,744          132,744

Adjustment to reflect the exercise of certain
   options and warrants in connection with the
   Company's initial public offering                   516,769         929,123          516,769          929,123
                                                  --------------- --------------- ---------------- ---------------
Shares used in computing pro forma net loss per
   share                                             6,556,775       6,342,608        6,383,029        6,342,433
                                                  =============== =============== ================ ===============

Pro forma net loss per share                        $    (0.16)        $ (0.35)         $ (0.26)         $ (0.48)
                                                  =============== =============== ================ ===============


     Had the Company been in a net income position, diluted earnings per share would have been presented and would have included the shares used in the computation of pro forma net loss per share as well as additional potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included, as all potential common shares are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB 98.

                             Interactive Magic, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


3.  LINES OF CREDIT:

     On April 30, 1998, the Company closed on a $5 million line of credit bearing an interest rate of the bank's prime plus 2%. Borrowings on the line of credit are limited to the lesser of $5 million or 65% of the Company's outstanding eligible receivables and inventory. Borrowings on the line of credit are collateralized by the Company's accounts receivable, inventory, and intellectual property, and the proceeds will be used to extinguish certain existing debt and provide additional working capital. The line of credit expires on April 30, 1999. As of June 30, 1998, borrowings on the line were $2.1 million. The Company maintains other lines of credit as described in its Form SB-2 declared effective on July 21, 1998.

4.  NOTES PAYABLE TO RELATED PARTIES:

     Notes payable to related parties consist of the following (IN THOUSANDS):

                                                                          JUNE 30,           DECEMBER 31,
                                                                            1998                 1997
                                                                     -------------------- --------------------
                                                                         (UNAUDITED)           (AUDITED)
Note payable to a stockholder, due on demand after January 1,
  1999, interest at 14% per annum                                         $      -             $    600
Note payable to a stockholder, principal and interest due on demand after
  January 1, 1999, stated interest at 15% per annum
  until November 17, 1996, 17% thereafter                                        -                1,000
Note payable to a stockholder, principal and interest due on demand after January 1, 1999, stated interest at 15% per annum
  until January 6, 1997, 17% thereafter                                          -                1,000
Note payable to related party, principal and interest due July
  1, 1999, interest at 10% per annum                                           870                  870
                                                                     -------------------- --------------------
                                                                        $      870              $ 3,470
                                                                     ==================== ====================


     On February 4, 1998, the $600,000 and the two $1 million notes payable to stockholders were converted into 132,744 shares of Series C Redeemable Convertible Preferred Stock and 442,478 shares of Class B Common Stock, respectively. In connection with the Company's July 1998 initial public offering, the Series C Redeemable Convertible Preferred Stock was converted into 132,744 shares of common stock. Utilizing proceeds from the Company's initial public offering, the $870,000 note payable to a related party was paid in full.

                             Interactive Magic, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


5.  LONG-TERM DEBT:

     Long-term debt, other than to related parties, consists of the following (IN THOUSANDS):


                                                                              JUNE 30,          DECEMBER 31,
                                                                                1998                1997
                                                                         ----------------------------------------
                                                                            (UNAUDITED)          (AUDITED)

Note payable due January 31, 1998, stated interest at prime
   plus 2% until an additional round of equity investment is received by the Company at which time the interest will be prime plus 4%, collateralized by  property and equipment (net of
   unamortized discount of $5 at December 31, 1997)                           $   -           $     495
Subordinated note payable due March 24, 2002, stated interest at 13.5% per annum, collateralized by property, equipment and inventory
   (net of unamortized discount of $245 and $276 at June 30, 1998 and
   December 31, 1997, respectively)                                            2,755              2,724
Note payable due January 9, 1998, stated interest rate at prime, collateralized by a personal guarantee of the Company's major
   shareholder                                                                   250                250
Junior, subordinated note payable, due August 30, 2002, interest payable in arrears every six months, at stated interest rate of 11% per annum for the first twelve months, 12.0% per annum for next twelve months, and 12.5% thereafter until maturity, collateralized by the assets of the Company (net of unamortized discount of $150
   and $165 at June 30, 1998 and December 31, 1997, respectively)              1,050              1,035
                                                                         ----------------------------------------
                                                                               4,055              4,504
Current portion                                                                 (250)              (745)
                                                                         ----------------------------------------
Long-term debt, less current portion                                        $  3,805           $  3,759
                                                                         ========================================


All of the aforementioned long-term debt was paid in full utilizing proceeds from the Company's July 1998 initial public offering.

                             Interactive Magic, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


6.  EMPLOYEE STOCK PLANS:

     During May 1998, the Company's 1998 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. The Company anticipates that no future grants will be made under the Company's 1995 incentive stock plans after the effective date of the Plan. A total of 800,000 shares of Common Stock have been reserved for issuance under the Plan. The Plan provides for grants to employees of the Company of incentive stock options. In addition, the Plan provides for grants of nonqualified stock options and stock purchase rights to employees, directors and consultants of the Company. The Plan is administered by the Board of Directors or by a Committee appointed by the Board. The administrator determines the terms of options and stock purchase rights granted, including the exercise price and the number of shares subject to the option or stock purchase right. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Company's Common Stock on the date of the grant. The maximum term of options granted under the Plan is 10 years.

     During May 1998, the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders. The Purchase Plan is intended to qualify under
Section 423 of the Internal Revenue Code of 1986, as amended. The Company has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation, not to exceed $25,000 per year, at a price per share equal to 85% of the fair market value of a share of the Company's Common Stock on the last day of the offering period. The maximum number of shares that an employee may purchase in any offering period is 2,500 shares. Any employee who is customarily employed for at least 20 hours per week, and more than five months per calendar year and who is employed on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

7.  SUBSEQUENT EVENTS:

     On July 1, 1998, the Company effected a one-for-two reverse stock split of the Company's capital stock in connection with the Company's reincorporation in North Carolina. All references in the financial statements with regard to number of shares of each class of stock have been restated to reflect the reverse stock split for all periods presented.

                             Interactive Magic, Inc.
        Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


7.  SUBSEQUENT EVENTS (CONTINUED):

     On July 27, 1998, the Company consummated an initial public offering of 2,600,000 shares of its Common Stock at an initial public offering price of $8.00 per share. During August 1998, BlueStone Capital Partners, L.P. and Royce Investment Group, Inc. (collectively, the "underwriters") exercised in full their overallotment option to purchase an additional 390,000 shares of the Company's common stock at the initial public offering price. All of such shares were sold by the Company. The net proceeds to the Company from the offering were approximately $21.3 million. Concurrent with the closing of the offering, all of the Company's outstanding preferred stock was converted into 2,261,027 shares of common stock. As presented in the Company's Registration Statement on Form SB-2 declared effective July 21, 1998, the Company utilized proceeds from the offering to repay $7.2 million of indebtedness. The remaining proceeds received by the Company from such offering were invested in short-term, investment-grade, interest-bearing instruments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are based upon current expectations and involve a number of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, risks of delays in development and introduction of new products, dependence on new product introductions which achieve significant market acceptance and the uncertainties of consumer preferences, the rate and degree of market acceptance of online gaming, the ability to negotiate profitable terms for online gaming products and services, dependence on third party software developers for a significant portion of new products, risks of rapid technological change and platform changes, intense competition, seasonality, dependence upon third party distribution and risks associated with international business. See Exhibit 99.01 for additional factors that could cause the Company's actual results to differ.

OVERVIEW

     The Company develops, publishes and distributes interactive real-time 3D simulation and strategy entertainment software. The Company generates revenues primarily from delivering its CD-ROM products for retail sale through its worldwide distribution network and from subscription and hourly fees for play of its online product. The Company also generates revenues from licensing its CD-ROM products to OEMs, distributors outside of North America and other third parties. Since inception, the Company has published over 30 CD-ROM products which have been distributed through more than 15,000 retail outlets in over 30 countries. Additionally, the Company has sold over 1.5 million hours of online game time over the Internet to players in more than 70 countries.

     In April 1997, the Company acquired Interactive Creations, Inc, ("ICI"), a leader in the development and delivery of interactive large-scale multiplayer real-time online games. The Company exchanged 655,696 shares of the Company's Common Stock for all of the outstanding shares of ICI. This transaction was accounted for as a pooling of interests; accordingly, the Company restated all historical financial data to include the historical financial data of ICI. In connection with the ICI acquisition, the Company acquired ICI's WARBIRDS product and the associated MEGAplayer technology for which a patent application has been filed. In fiscal year 1997, the Company published 11 CD-ROM products while developing new products incorporating the technology acquired from ICI. In the first six months of 1998, the Company has published 10 CD-ROM products and is preparing for the third quarter 1998 release of a second online product, DAWN OF ACES.

     The Company recognizes net revenues from the sale of CD-ROM products at the time of product shipment. Net revenues from CD-ROM product sales are reflected after the deduction of what management believes to be an appropriate allowance for returns, markdowns, price protection and warranty costs. Revenue from usage of its online product is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. Revenues from licenses to OEMs, international distributors and other third parties are recognized when earned under the terms of the relevant agreements. Subject to certain limitations, the Company accepts product returns and provides price protection on certain unsold merchandise. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenues are recognized upon delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

     The Company's internal product development costs incurred prior to establishing technological feasibility are expensed in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." In accordance with SFAS No. 86, the Company capitalizes product development costs subsequent to establishing technological feasibility and amortizes previously capitalized product development costs by using: (i) the revenue curve method; or (ii) the straight-line method over the estimated economic life of the product, which typically ranges from six months to two years.

     In addition to the internal development of products, the Company enters into publishing agreements with third-party developers pursuant to which the Company typically advances royalties before the product is published. After product release, the Company expenses advance royalties based on product sales and pays the developer incremental royalties after the advance royalties have been fully expensed. The Company also incurs internal costs related to product development by third parties, including costs related to supervising the development process for quality assurance and developing technology for incorporation into third-party products. The Company typically expenses these costs as a product development expense.

     The Company has experienced significant losses in prior years, resulting primarily from overhead and other costs incurred in the development and growth of the Company. Moreover, the Company expects to incur substantial up-front expenditures and operating costs in connection with the expansion of its marketing efforts and product lines, which may result in significant losses for the foreseeable future. The Company's plan of operation is to increase its online and retail product lines and to expand its distribution network. This plan is intended to increase sales volume of both online and retail products and to enable the Company to improve financial results. The Company intends to increase net revenues from online products by offering additional content over the Company's online service and to utilize distribution partners, primarily online service providers ("OSPs") and Internet service providers ("ISPs") to enable the Company to access additional customers. The extent and timing of revenues generated by online games are uncertain, however, because this market is emerging and depends upon a number of variables, including the availability of an infrastructure for providing local access to wide area networks with acceptable response times and consumer acceptance of such networks as a medium for playing multi-user simulation and strategy games. The Company intends to increase net revenues from CD-ROM sales by offering more titles and increasing the Company's brand awareness. Although the Company believes that this plan of operation will lead to improved financial results, there can be no assurance that the Company will be able to successfully implement its growth and business strategies, that its revenues will continue to increase in the future or that it will be able to achieve or sustain profitable operations.

     The Company has experienced, and expects to continue to experience, significant variability in its quarterly and annual results due to a number of factors, many of which are outside of the Company's control. The Company believes that one of the factors in such variability is the fluctuation in the rates at which OEMs purchase the Company's products and services, which is impacted by OEMs' own business cycles. Another factor in such variability is the timing of introduction of new products. From time to time, the introduction of new products by the Company has been delayed beyond the Company's projected shipping date. In each instance, such delays have resulted in increased costs and delayed revenues. Because future revenues are dependent on the timely introduction of new product offerings, any such future delays could have a material adverse effect on the Company's business, operating results and financial condition. The Company's expense levels are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenues, and operating results would be immediately and adversely affected.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues increased by 90.1% to $3.8 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997. Net revenues for the six months ended June 30, 1998 increased by 46.4% to $8.7 million from $6.0 million for the same period in 1997. The increases in both the second quarter and six-month periods were primarily due to increases in net revenues from CD-ROM product sales, licensing agreements with third parties and royalties paid by distributors of certain of the Company's CD-ROM products. Second quarter and year-to-date net revenues from CD-ROM product sales increased due to the greater number of new product releases during each of the first and second quarters of 1998 as compared to the comparable periods of 1997. The increase in net revenues attributable to increases in CD-ROM unit sales in each period was partially offset by a decrease in the average unit sales price in the three and six months ended June 30, 1998 as compared to the comparable periods in 1997. Royalty and license revenues for the three months and six months ended June 30, 1998 increased due to the Company's emphasis, including the dedication of specific resources (primarily employees), on developing royalty and licensing relationships for its products. Net revenues attributable to the Company's online service remained relatively constant in the three and six-month periods of 1998 versus the comparable periods of 1997 as the Company focused on building the infrastructure for delivery of additional games and developing those games.

     COST OF REVENUES. Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the second quarter of 1998 increased by 76.3% to $1.1 million from $0.6 million in the same period of 1997, representing gross margins of 72.1% and 70.0%, respectively. Cost of revenues for the six months ended June 30, 1998 increased by 45.7% to $2.9 million from $2.0 million in the same period of 1997, representing gross margins of 66.3% and 66.2%, respectively. The cost of products sold increased in the three months and six months ended June 30, 1998 by $0.1 million (24%) and $0.3 million (26%), respectively, due to an increase in unit sales in both periods over the unit sales in the comparable periods in 1997. Royalties and amortized costs increased in the three months and six months ended June 30, 1998 by $0.3 million (291%) and $0.6 million (79%), respectively, due primarily to the significant increase in titles released in the 1998 periods, as well as the increase in titles developed internally in the 1998 periods, versus the comparable 1997 periods. The increase in gross margins for both the quarter and six month comparisons was primarily due to increased product licensing revenues, which have substantially higher gross margins than CD-ROM product sales, partially offset by the decrease in average unit sales price of CD-ROM products referred to in "NET REVENUES" above.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses for the second quarter of 1998 increased by 8.2% to $2.0 million from $1.9 million in the same period of 1997, representing 53.6% and 94.1%, respectively, of total net revenues. Sales and marketing expenses for the six months ended June 30, 1998 increased to $3.7 million from $3.5 million from the same period of 1997, representing 42.5% and 59.2%, respectively, of total net revenues. The decrease in sales and marketing expense as a percentage of net revenues was due primarily to the larger revenue base in 1998.

     PRODUCT DEVELOPMENT. Product development expenses for the second quarter of 1998 remained flat at $858,000 from the same period of 1997, representing 22.4% and 42.7%, respectively, of total net revenues. Product development expenses for the six months ended June 30, 1998 increased to $2.0 million from $1.7 million in the same period of 1997, representing 22.4% and 28.8%, respectively, of total net revenues. The decreases in the percentage of net revenues for both the quarter and six-month comparison periods were primarily the result of increases in the amount of total net revenues and capitalized product development costs. The Company capitalized $532,000 (38.3% of gross product development costs) for the second quarter 1998 and $305,000 (26.2% of gross product development costs) for same period of 1997. The Company capitalized $1.1 million (36.2% of gross product development costs) for the six months ended June 30, 1998 and $560,000 (24.6% of gross product development costs) for the same period of 1997. The increase in the capitalized product development costs for the three and six months ended June 30, 1998 versus the comparable periods in 1997 is attributable to the greater number of products being developed internally.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1998 increased to $570,000 from $400,000 in the same period in 1997, representing 14.9% and 19.9%, respectively, of total net revenues. General and administrative expenses for the six months ended June 30, 1998 remained flat at $1.0 million from the same period in 1997, representing 11.7% and 16.7%, respectively, of total net revenues. The increase in general and administrative expenses of $0.2 million for the three months ended June 30, 1998 versus the comparable period in 1997, is attributable to the Company's addition of employees and office space to support its growth. Increases in similar costs during the six months ended June 30, 1998 versus the comparable period in 1997, were partially offset by substantial one-time expenses during the 1997 period for new employee recruitment fees and the expenses related to the acquisition of ICI. The decreases in general and administrative expenses as a percentage of net revenues were due primarily to higher total net revenues in both the quarter and six-month comparison periods.

     OTHER EXPENSE. Other expense, comprised primarily of interest expense, decreased to $319,000 for the second quarter of 1998 from $463,000 for the comparable period in 1997. Other expense for the six months ended June 30, 1998 decreased to $626,000 from $762,000 for the comparable period in 1997. The decreases in both the quarter and six-month comparison periods were primarily due to the 1998 conversion of certain shareholder notes into common and preferred stock. In addition, the Company reduced its high interest bearing debt during 1998 utilizing proceeds from its private placement of preferred stock in February 1998.

     INCOME TAX (EXPENSE) BENEFIT. The Company recorded no income tax expense for the second quarter 1998 and $128,000 of income tax expense for the six months ended June 30, 1998. The Company recorded an income tax benefit of approximately $1,000 and $32,000 for the three months ended and six months ended June 30, 1997, respectively. The tax benefit recorded in 1997 was due to a refund from a net operating loss carryforward. The Company recorded income tax expense during the six months ended June 30, 1998 because its United Kingdom subsidiary generated taxable income during such period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, customer advances and capital lease financings.

     Net cash used in operating activities remained flat at $2.5 million for both the six-month periods ended June 30, 1998 and 1997. Net cash used in operations during the six months ended June 30, 1998 is due primarily to the Company's operating loss and an increase in accounts receivable. Accounts receivable grew by $2.1 million from December 31, 1997 to June 30, 1998, primarily due to increased revenues. Net cash used in operations during the comparable period in 1997 is attributable primarily to the loss from operations offset by various changes in operating assets and liabilities.

     Net cash used in investing activities was $1.2 million and $813,000 for the six months ended June 30, 1998 and 1997, respectively. Net cash used in 1998 investing activities was primarily due to a $1.1 million increase in capitalized software development costs. Net cash used in 1997 investing activities primarily reflected capitalized software development costs and capital expenditures for fixed assets.

     Net cash provided by financing activities was $3.6 million and $3.4 million for the six months ended June 30, 1998 and 1997, respectively. During 1998, net cash provided by financing activities consisted primarily of proceeds from private sales of common and preferred stock and borrowings on revolving lines of credit. The Company's 1997 funding consisted primarily of proceeds from the issuance of a $2.9 million long-term note payable, the issuance of a related party note payable and borrowings on its line of credit.

     On April 30, 1998, the Company closed on a one-year $5.0 million revolving line of credit bearing an interest rate of prime plus 2%. Borrowings on the line of credit are limited to the lesser of $5.0 million or 65% of the Company's outstanding eligible receivables and inventory. Borrowings on the line of credit are collateralized by the Company's accounts receivable, inventory, and intellectual property. As of June 30, 1998, borrowings on the line were $2.1 million, which the Company used to extinguish certain high-interest debt and provide additional working capital.

     The Company maintains a revolving line of credit arrangement with a bank for up to $2.8 million. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the bank's current prime rate (8.5% at June 30, 1998). The balance outstanding under this line as of June 30, 1998 was $2.7 million. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority shareholder. The Company used proceeds from its July 1998 initial public offering to reduce the outstanding balance by $1.3 million.

     On July 27, 1998, the Company consummated an initial public offering (the "offering") of 2,600,000 shares of its Common Stock at an initial public offering price of $8.00 per share. During August 1998, BlueStone Capital Partners, L.P. and Royce Investment Group, Inc. (collectively, the "underwriters") exercised in full their overallotment option to purchase an additional 390,000 shares of the Company's common stock at the initial public offering price. All such shares were sold by the Company. The net proceeds to the Company from the offering, including the net proceeds from exercise of the underwriters' overallotment option, were approximately $21.3 million. Concurrent with the closing of the offering, 82,634 shares of Series A Convertible Preferred Stock and 132,744 shares of Series C Redeemable Convertible Preferred Stock were converted into an equivalent number of shares of common stock, and 778,746 shares of Series B Convertible Preferred Stock were converted into 2,045,649 shares of common stock. The Company utilized $7.2 million in proceeds from the offering to repay indebtedness as described in the Company's Registration Statement on Form SB-2 declared effective on July 21, 1998. The remaining proceeds received by the Company from such offering were invested in short-term, investment-grade, interest-bearing instruments.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, available borrowings under line of credit arrangements and other factors. Although the Company anticipates, based on its proposed plans and assumptions relating to its operations (including assumptions regarding the progress and timing of its new product development efforts), that the net proceeds of the offering, together with anticipated revenues from operations, availability under the Company's bank lines of credit and cash and cash equivalents, will be sufficient to fund the Company's operations and capital requirements for at least the next 12 months, there can be no assurance that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would require the Company to delay or scale back its product development and marketing programs, which could have a material adverse effect on the Company. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

     The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in the preceding paragraph, as well as other factors described in Exhibit 99.01 hereto, will impact the Company's future capital requirements and the adequacy of its available funds.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company's adoption of this standard did not have a material effect on reported net loss or financial position for the periods presented.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for disclosure of segment information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1998. The Company does not believe that adoption of this standard will have a material impact on the Company's financial position or results of operations.

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 which superseded SOP 91-1, "Software Revenue Recognition". In addition, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition'". SOP 97-2 and SOP 98-4 are effective for fiscal years beginning after December 15, 1997. The Company does not believe that adoption of these standards will have a material impact on the Company's financial position or results of operations.

YEAR 2000 ISSUE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting system and operations. In addition, the Company is assessing the readiness of its customers and suppliers for the Year 2000 issue; however, there can be no assurance that these third parties will timely convert their systems or that their systems will not have an adverse effect on the Company. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that Year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not applicable.
     (b) Not applicable.
     (c) On April 30, 1998, the Company issued 45,000 shares of Common Stock to William Kaluza upon the exercise of outstanding options held by Mr. Kaluza in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving a public offering.

         On May 12, 1998, the Company issued 48,604 shares of Common Stock to Southeast Interactive Technology Fund I, L.L.C. pursuant to certain anti-dilution rights pursuant to an agreement between the Company and Southeast Interactive Technology Fund I, L.L.C. On May 21, 1998 the Company issued 268,750 shares of Common Stock to J. W. Stealey upon the exercise of outstanding options held by Mr. Stealey. Also on May 21, 1998, the Company issued 50,000 shares of Common Stock to Robert L. Pickens upon the exercise of outstanding options held by Mr. Pickens. Each of these sales was made in reliance upon Section 4(2) of the Securities Act as a transaction not involving a public offering. Each of the purchasers was a sophisticated investor.

         From April 1, 1998 to June 30, 1998, the Company issued an aggregate of 230,935 incentive and performance incentive stock options to purchase Common Stock pursuant to the Company's stock option plans to officers and employees of the Company at a weighted average exercise price of $6.00 per share. In the view of the Company, the options granted were issued but not sold and, therefore, registration was not required.

     (d) The Company's Registration Statement of Form SB-2 (Registration No. 333-53755) covering certain shares of its common stock was declared effective on July 21, 1998. A total of 2,990,000 shares of the Company's common stock, par value $0.10 per share, were registered (including an over-allotment option for the sale of 390,000 shares). The Company consummated an initial public offering of 2,600,000 shares of common stock at a price to the public of $8.00 per share on July 27, 1998. The lead underwriters in the offering were BlueStone Capital Partners, L.P. and Royce Investment Group, Inc.. During August 1998, the underwriters exercised their right to purchase an additional 390,000 shares at the initial public offering price. The aggregate offering price of the amount registered and sold was $23.9 million. The total proceeds received by the Company, net of underwriting discounts and estimated expenses of the offering, were approximately $21.3 million. The total underwriting discount was $1,674,000. Other expenses in connection with the offering are estimated at $900,000. None of such underwriting discounts and expenses were paid, directly or indirectly, to directors, officers or 10% stockholders of the Company or their affiliates. Concurrent with the closing of the offering, 82,634 shares of Series A Convertible Preferred Stock and 132,744 shares of Series C Redeemable Convertible Preferred Stock were converted into an equivalent number of shares of common stock, and 778,746 shares of Series B Convertible Preferred Stock were converted into 2,045,649 shares of common stock. The remaining proceeds received by the Company from such offering were invested in short-term, investment-grade, interest-bearing instruments. Since the aforementioned offering was consummated subsequent to the reporting period, refer to the Company's Form SB-2 declared effective July 21, 1998 for the planned use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's predecessor held its Annual Meeting of stockholders on May 26, 1998 (the "Annual Meeting"). At such meeting, the following directors were elected: J.W. Stealey, David H. Kestel, J. Nicholas England, W. Joseph McClelland and Avi Suriel. The following matters were submitted to stockholder vote at the Annual Meeting:

         (a)  The election of the aforementioned Board of Directors of the
              Company.
                   Votes For:      3,400,322
                   Votes Against:          0
                   Votes Abstaining:   3,888
         (b)  The approval and adoption of the Company's 1998 Stock Plan.
                   Votes For:      3,402,266
                   Votes Against:      1,620
                   Votes Abstaining:     324
         (c) The approval and adoption of the Company's 1998 Employee Stock Purchase Plan.
                   Votes For:      3,402,590
                   Votes Against:      1,620
                   Votes Abstaining:       0
         (d) The approval of the Plan and Agreement of Merger to effect the reincorporation and recapitalization of the Company in the State of North Carolina by merging the Company's predecessor into a wholly-owned North Carolina subsidiary corporation.
                   Votes For:      3,402,266
                   Votes Against:      1,620
                   Votes Abstaining:     324
         (e) The ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998.
                   Votes For:      3,402,590
                   Votes Against:      1,620
                   Votes Abstaining:       0





ITEM 5.  OTHER INFORMATION

         Effective August 31, 1998, William H. Marks, the Company's chief financial officer, secretary and treasurer, tendered his resignation to the Company in order to pursue other business interests. Until a new chief financial officer joins the Company, Robert L. Pickens, the Company's president, will serve as the Company's chief financial officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

      EXHIBIT NO.        DESCRIPTION OF EXHIBIT
      ----------         ----------------------
      27.01              Financial Data Schedule
      99.01              Risk Factors

      (B)   REPORTS ON FORM 8-K
         There were no reports on form 8-K filed during the three months ended June 30, 1998. During that period, the Company was not required to file reports under the Exchange Act.
                                       25

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 INTERACTIVE MAGIC, INC.



September 4, 1998                By: /s/ J.W. Stealey
                                     -------------------------------
                                 J.W. Stealey
                                 Chairman of the Board of Directors
                                 and Chief Executive Officer



September 4, 1998                By: /s/ Robert L. Pickens
                                     -------------------------------
                                 Robert L. Pickens
                                 President and Chief Operating Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.          DESCRIPTION OF EXHIBIT
-----------          -----------------------

27.01                Financial Data Schedule

99.01                Risk Factors