Form 10QSB
period 1998-09-30
INTERACTIVE MAGIC INC /NC/
filed 1998-11-16
CIK 1061915

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
        Yes |X|                    No | |

        As of November 10, 1998 (the most recent practicable date), there were 9,811,555 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one)
        Yes |_|                    No |X|

                        INTERACTIVE MAGIC, INC.

                     Form 10-QSB Quarterly Report

                               INDEX

PART I              FINANCIAL INFORMATION                                   PAGE
                                                                            ----

Item 1              Financial Statements                                      3

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

PART II             OTHER INFORMATION                                        20

Item 1              Legal Proceedings                                        20

Item 2              Changes in Securities and Use of Proceeds                20

Item 3              Defaults Upon Senior Securities                          21

Item 4              Other Information                                        21

Item 5              Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                                   22

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      Interactive Magic, Inc.
                 Condensed Consolidated Balance Sheets
                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                        1998         1997
                                                        ----         ----
                                                  (UNAUDITED)     (AUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                          $6,354          $384
   Accounts receivable, net                            4,775         2,920
   Inventories                                           733           637
   Advance royalties                                   2,435         1,989
   Software development costs                          1,103           425
   Other current assets                                   89           109
                                                         ---        -----
Total current assets                                  15,489         6,464
Property and equipment, net                            1,099         1,196
Other noncurrent assets                                   59            87
                                                         ---         -----
Total assets                                         $16,647        $7,747
                                                     =======        ======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses              $2,256        $2,776
   Royalties and commissions payable                     950           858
   Lines of credit                                       641         3,983
   Current portion of long-term debt                       -           745
   Current portion of capital lease obligations           35            35
                                                         ---         -----

Total current liabilities                              3,882         8,397

Noncurrent liabilities:
   Accrued interest payable to related parties             -           982
   Long-term debt, less current portion                    -         3,759
   Capital lease obligations                               -            38
   Notes payable to related parties                      178         3,470
                                                         ---         -----
Total noncurrent liabilities                             178         8,249

                      Interactive Magic, Inc.
            Condensed Consolidated Balance Sheets (continued)
                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                            1998         1997
                                                                            ----         ----
                                                                        (UNAUDITED)    (AUDITED)
STOCKHOLDERS' EQUITY (DEFICIT)
   Series A Convertible Preferred Stock, $.10 par value; 82,634 shares
     authorized, issued and outstanding at December 31, 1997                     -            8
   Class A Common Stock, $.10 par value; 10,000,000 shares authorized,           -          314
     3,145,696 shares issued and outstanding at December 31, 1997
   Class B Common Stock, $.10 par value; 10,000,000 shares authorized,
    7,875 shares issued and outstanding at December 31, 1997                     -            1
   Common Stock, $.10 par value; 50,000,000 shares authorized,                 981
    9,807,055 shares issued and outstanding at September 30, 1998
   Additional paid-in capital                                               31,068        5,047
   Cumulative currency translation adjustment                                  (84)         (59)
   Accumulated deficit                                                     (19,378)     (14,210)
                                                                            ------       ------

Total stockholders' equity (deficit)                                        12,587       (8,899)
                                                                            ------       ------
Total liabilities and stockholders' equity (deficit)                       $16,647       $7,747
                                                                           =======       ======

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      Interactive Magic, Inc.
             Condensed Consolidated Statements of Operations
                          (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -------------                 -------------
                                                         1998           1997           1998           1997
                                                         ----           ----           ----           ----
Net revenues:
   CD-ROM product sales                              $     1,903    $     4,635    $     8,455    $     9,550
   Online sales                                              473            413          1,257          1,225
   Royalties and licenses                                    293            459          1,692            700

Total net revenues                                         2,669          5,507         11,404         11,475
                                                       ---------      ---------      ---------      ---------

Cost of revenues:
   Cost of products sold                                     957          1,318          2,529          2,570
   Royalties and amortized software costs                    709            946          2,079          1,713
                                                       ---------      ---------      ---------      ---------

Total cost of revenues                                     1,666          2,264          4,608          4,283
                                                       ---------      ---------      ---------      ---------

Gross profit                                               1,003          3,243          6,796          7,192

Operating expenses:
   Sales and marketing                                     2,446          1,701          6,161          5,236
   Product development                                     1,273          1,219          3,234          2,936
   General and administrative                                460            456          1,479          1,454
                                                       ---------      ---------      ---------      ---------

Total operating expenses                                   4,179          3,376         10,874          9,626
                                                       ---------      ---------      ---------      ---------

Operating loss                                            (3,176)          (133)        (4,078)        (2,434)
                                                       ---------      ---------      ---------      ---------

Other (income) expense:
   Interest expense - third parties                           78            232            593            547
   Interest expense - related parties                         22            188            114            526
   Interest Income                                          (150)                         (150)
   Other                                                     (29)             1            (10)           110

Total other (income) expense                                 (79)           421            547          1,183
                                                       ---------      ---------      ---------      ---------

Loss before income taxes and extraordinary item           (3,097)          (554)        (4,625)        (3,617)
Income tax (expense) benefit                                 (28)            --           (156)            32
                                                       ---------      ---------      ---------      ---------

Loss before extraordinary item                            (3,125)          (554)        (4,781)        (3,585)

Extraordinary loss on early extinguishment of debt          (387)            --           (387)            --

Net loss                                             $    (3,512)   $      (554)   $    (5,168)   $    (3,585)
                                                       =========      =========      =========      =========

Basic loss per share ($):
Loss before extraordinary item                       $     (0.35)   $     (0.18)   $     (0.88)   $     (1.14)

Extraordinary item                                   $     (0.04)            --    $     (0.07)            --
                                                       ---------      ---------      ---------      ---------

Net loss                                             $     (0.39)   $     (0.18)   $     (0.95)   $     (1.14)
                                                       =========      =========      =========      =========

Weighted average shares used in computing
  basic loss per share                                 8,992,650      3,153,571      5,420,773      3,154,361
                                                       =========      =========      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Interactive Magic, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1998                 1997
                                                                  ----                 ----
   OPERATING ACTIVITIES:
   Net loss                                                      $ (5,168)           $ (3,585)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                     305                 311
    Amortization of capitalized software development costs            745                 494
    Issuance of common stock for services                               0                  15
    Extraordinary Loss                                                387
    Noncash interest expense                                           59                  --
    Changes in operating assets and liabilities:
    Accounts receivable                                            (1,855)               (989)
    Inventories                                                       (96)               (468)
    Advance royalties                                                (446)               (504)
    Other current and noncurrent assets                                48                (116)
    Accounts payable and accrued expenses                            (520)              1,394
    Royalties and commissions payable                                  92                (109)
    Accrued interest                                                 (485)                457
                                                                 --------            --------
   Net cash used in operating activities                           (6,934)             (3,100)
                                                                 --------            --------
   INVESTING ACTIVITIES:
   Purchase of property and equipment                                (208)               (337)
   Software development costs                                      (1,423)               (560)
                                                                 --------            --------
   Net cash used in investing activities                           (1,631)               (897)
                                                                 --------            --------
       FINANCING ACTIVITIES:
   (Repayments) / proceeds on long-term debt                       (4,950)              4,091
   (Repayments) / proceeds on notes payable to related parties       (870)                200
   Net repayments on lines-of-credit                               (3,342)               (300)
   Payments on capital lease obligations                              (38)                (43)
       Proceeds from issuance of  preferred stock                   3,169            --------
   Proceeds from issuance of common stock                          20,591                   0
                                                                 --------            --------
   Net cash provided by financing activities                       14,560               3,948
                                                                 ========            ========

Effect of currency exchange rate changes on cash and cash
   equivalents                                                        (25)                 10

Net increase (decrease) in cash and cash equivalents                5,970                 (39)
Cash and cash equivalents at beginning of period                      384                 292
                                                                 --------            --------
Cash and cash equivalents at end of period                          6,354                 253
                                                                 ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                           $  1,142            $    429
                                                                 --------            --------
Cash paid for income taxes                                       $      4            $      3
                                                                 ========            ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable into common and preferred stock      $  2,600            $     --
Issuance of common stock in settlement of accrued interest
   payable to related parties                                    $    319            $     --
Conversion of preferred stock into common stock                  $  3,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Interactive Magic, Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

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

BASIC NET LOSS PER  SHARE

Basic net loss per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. All shares used in computing basic net loss per share reflect the retroactive effect of the Company's July 1998 one-for-two reverse stock split (note 7).


Had the Company been in a net income position, diluted earnings per share would have been presented and would have included potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included, as all potential common shares are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB 98.

                             Interactive Magic, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)

3.  LINES OF CREDIT:

On April 30, 1998, the Company closed on a $5 million line of credit bearing an interest rate of the bank's prime plus 2%. Borrowings on the line of credit are limited to the lesser of $5 million or 65% of the Company's outstanding eligible receivables and inventory. Borrowings on the line of credit are collateralized by the Company's accounts receivable, inventory, and intellectual property. The line of credit expires on April 30, 1999. As of September 30, 1998, borrowings on the line were $.6 million. The Company maintains other lines of credit as described in its Form SB-2 declared effective on July 21, 1998.

4.  NOTES PAYABLE TO RELATED PARTIES:

Notes payable to related parties consist of the following (IN THOUSANDS):

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1998           1997
                                                                         ----           ----
                                                                      (UNAUDITED)     (AUDITED)
Note payable to a stockholder, due on demand after January 1,
  1999, interest at 14% per annum                                      $      -         $600
Note payable to a stockholder, principal and interest due on demand after January 1, 1999, stated interest at 15% per annum until
  November 17, 1996, 17% thereafter                                           -        1,000
Note payable to a stockholder, principal and interest due on demand after January 1, 1999, stated interest at 15% per annum
  until January 6, 1997, 17% thereafter                                       -        1,000
Note payable to related party, principal and interest due July
  1, 1999, interest at 10% per annum                                          -          870
                                                                       --------       ------
                                                                       $      -       $3,470
                                                                       ========       ======

On February 4, 1998, the $600,000 and the two $1 million notes payable to stockholders were converted into 132,744 shares of Series C Redeemable Convertible Preferred Stock and 442,478 shares of Class B Common Stock, respectively. In connection with the Company's July 1998 initial public offering, the Series C Redeemable Convertible Preferred Stock was converted into 132,744 shares of common stock and the 442,478 shares of Class B Common Stock were exchanged for an equal number of shares of common stock. Utilizing proceeds from the Company's initial public offering, the $870,000 note payable to a related party was paid in full.

                             Interactive Magic, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)

5. LONG-TERM DEBT:

Long-term debt, other than to related parties, consists of the following (IN THOUSANDS):

                                                          SEPTEMBER 30, DECEMBER 31,
                                                              1998         1997
                                                              ----         ----
                                                          (UNAUDITED)    (AUDITED)
Note payable due January 31, 1998, stated interest at
   prime plus 2% until an additional round of equity
   investment is received by the Company at which time
   the interest will be prime plus 4%, collateralized
   by property and equipment (net of unamortized
   discount of $5 at December 31, 1997)                       $    -        $495

Subordinated note payable due March 24, 2002, stated
   interest at 13.5% per annum, collateralized by
   property, equipment and inventory (net of
   unamortized discount of $276 at December 31, 1997)                      2,724

Note payable due January 9, 1998, stated interest rate
   at prime, collateralized by a personal guarantee of
   the Company's major shareholder                                 -         250

Junior, subordinated note payable, due August 30, 2002,
   interest payable in arrears every six months, at
   stated interest rate of 11% per annum for the first
   twelve months, 12.0% per annum for next twelve
   months, and 12.5% thereafter until maturity,
   collateralized by the assets of the Company (net of
   unamortized discount of $165 at December 31, 1997)              -       1,035

                                                                           4,504
Current portion                                                    -        (745)
                                                                   -       -----

Long-term debt, less current portion                         $     -      $3,759
                                                             =======      ======

All of the aforementioned long-term debt was paid in full utilizing proceeds from the Company's July 1998 initial public offering. As a result of the early extinguishment of the long-term-debt, the Company recorded, in the accompanying financial statements, an extraordinary loss of $387,000 which consists of the difference between the principal amount and the net carrying amount of the extinguished debt. The net carrying amount reflected the unpaid principal amount of the debt along with the unamortized amount of the related debt discount.

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

7.   CAPITAL:

On July 1, 1998, the Company effected a one-for-two reverse stock split of the Company's capital stock in connection with the Company's reincorporating in North Carolina. All references in the financial statements with regard to number of shares of each class of stock have been restated to reflect the reverse stock split for all periods presented.

On July 27, 1998, the Company consummated an initial public offering of 2,600,000 shares of its common stock at an initial public offering price of $8.00 per share. During August 1998, BlueStone Capital Partners, L.P. and Royce Investment Group, Inc. (collectively, the "underwriters") exercised in full their overallotment option to purchase an additional 390,000 shares of the Company's common stock at the initial public offering price. All of such shares were sold by the Company. The net proceeds to the Company from the offering were approximately $21.3 million. Concurrent with the closing of the offering, all of the Company's outstanding preferred stock was converted into 2,261,027 shares of common stock. The Company utilized proceeds from the offering to repay $8.9 million of indebtedness. The remaining proceeds received by the Company from such offering were invested in short-term, investment-grade, interest-bearing instruments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

8.    SUBSEQUENT EVENT

On October 30, 1998 the Company signed a letter of intent to acquire MPG-Net, Inc., an Internet gaming service and online technologies company.

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

OVERVIEW

The Company develops, publishes and distributes interactive real-time 3D simulation and strategy entertainment software. The Company generates revenues primarily from delivering its CD-ROM products for retail sale through its worldwide distribution network and from subscription and hourly fees for play of its online product. The Company also generates revenues from licensing its CD-ROM products to OEMs, distributors outside of North America and other third parties. Since inception, the Company has published over 30 CD-ROM products, which have been distributed through more than 15,000 retail outlets in over 30 countries. Additionally, the Company has sold over 1.5 million hours of online game time over the Internet to players in more than 70 countries.

In April 1997, the Company acquired Interactive Creations, Inc, ("ICI"), a leader in the development and delivery of interactive large-scale multiplayer real-time online games. The Company exchanged 655,696 shares of the Company's Common Stock for all of the outstanding shares of ICI. This transaction was accounted for as a pooling of interests; accordingly, the Company restated all historical financial data to include the historical financial data of ICI. In connection with the ICI acquisition, the Company acquired ICI's WARBIRDS product and the associated MEGAplayer technology for which a patent application has been filed. In fiscal year 1997, the Company published 11 CD-ROM products while developing new products incorporating the technology acquired from ICI. In the first nine months of 1998, the Company has published 14 CD-ROM products and released it's second online product, DAWN OF ACES.

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

RESULTS OF OPERATIONS

NET REVENUES. Net revenues decreased by 51.5% to $2.7 million for the three months ended September 30, 1998 from $5.5 million for the three months ended September 30, 1997. Net revenues decreased slightly to $11.4 million for the nine months ended September 30, 1998 from $11.5 million for the nine months ended September 30, 1997. The decrease in third quarter revenue was attributable to a decline in the number of CD ROM titles issued in the period. In addition, a one-time charge to revenues of $1.4 million was recorded in the third quarter of 1998 related to the realignment of a major distributor relationship.
                                        14

COST OF REVENUES. Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the third quarter of 1998 decreased by 26% to $1.7 million from $2.3 million in the same period of 1997, representing gross margins of 38% and 59%, respectively. Cost of revenues for the nine months ended September 30, 1998 increased by 8% to $4.6 million from $4.3 million in the same period of 1997, representing gross margins of 60% and 63%, respectively. The cost of products sold decreased in the three months ended September 30, 1998 by $0.4 million (27%) and was unchanged for the comparable nine-month periods. The decrease in the cost of products sold for the three months ended was due to a decrease in unit sales from the unit sales in the comparable period in 1997. Royalties and amortized costs decreased in the three months ended September 30, 1998 by $0.2 million (25%) due to lower revenues. Royalties and amortized costs for the nine month period increased $.4 million or 21 %. The decrease in gross margins for both the quarter and nine month comparisons was due to the effect of the charge relating to the realignment with a distributor, referred to above, which offset increased product licensing revenues in the nine months ended September 30, 1998, which have substantially higher gross margins than CD-ROM product sales.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses for the third quarter of 1998 increased by 44% to $2.4 million from $1.7 million in the same period of 1997. Sales and marketing expenses for the nine months ended September 30, 1998 increased to $6.2 million from $5.2 million from the same period of 1997. For both the three-month and nine-month periods, the increases represent the effect of additions to the marketing staff in 1998 versus 1997.

PRODUCT DEVELOPMENT. Product development expenses increased slightly to $1.3 million for the three months ended September 30, 1998, from 1.2 million for the three months ended September 30, 1997. Product development expenses for the nine months ended September 30, 1998 increased to $3.2 million from $2.9 million in the same period of 1997. The increased level of year-to-date spending reflects a higher level of internal development in 1998 versus 1997 which is somewhat offset by the amount of capitalized software development costs year-to-date.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1998 increased to $460,000 from $456,000 in the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 were unchanged at $1.5 million from the same period in 1997.

OTHER EXPENSE. Other (income) expense, comprised primarily of interest (income) expense, changed to $79,000 income for the third quarter of 1998 from $421,000 expense for the comparable period in 1997. Other expense for the nine months ended September 30, 1998 decreased to $.5 million from $1.2 million for the comparable period in 1997. The changes in both the quarter and nine-month comparison periods were primarily due to the 1998 conversion of certain shareholder notes into common and preferred stock. Utilizing proceeds from its private placement of preferred stock in February 1998, as well as the proceeds from the Initial Public Offering in July 1998, the Company reduced its high interest bearing debt during 1998. In addition, third quarter interest income was earned on invested proceeds from the initial public offering.

INCOME TAX (EXPENSE) BENEFIT. The Company recorded $28,000 income tax expense for the third quarter 1998 and $156,000 of income tax expense for the nine months ended September 30, 1998. The Company recorded an income tax benefit of approximately $0 and $32,000 for the three months ended and nine months ended September 30, 1997, respectively. The tax benefit recorded in 1997 was due to a refund from a net operating loss carryforward. The Company recorded income tax expense during the nine months ended September 30, 1998 attributable to taxable income from its European subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, customer advances, capital lease financings and its recent initial public offering.

Net cash used in operations of $6.9 million during the nine months ended September 30, 1998 is due primarily to the Company's operating loss and an increase in accounts receivable. Accounts receivable grew by $1.0 million from December 31, 1997 to September 30, 1998, primarily due to slower collections.

On April 30, 1998, the Company closed on a one-year $5.0 million revolving line of credit bearing an interest rate of prime plus 2%. Borrowings on the line of credit are limited to the lesser of $5.0 million or 65% of the Company's outstanding eligible receivables and inventory. Borrowings on the line of credit are collateralized by the Company's accounts receivable, inventory, and intellectual property. As of September 30, 1998, borrowings on the line were $.6 million, which the Company used to extinguish certain high-interest debt and provide additional working capital.

The Company maintains a revolving line of credit arrangement with a bank for up to $2.8 million. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the bank's current prime rate (8.25% at September 30, 1998). The balance outstanding under this line as of September 30, 1998 was zero. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority shareholder.

On July 27, 1998, the Company consummated an initial public offering (the "offering") of 2,600,000 shares of its Common Stock at an initial public offering price of $8.00 per share. During August 1998, BlueStone Capital Partners, L.P. and Royce Investment Group, Inc. (collectively, the "underwriters") exercised in full their overallotment option to purchase an additional 390,000 shares of the Company's common stock at the initial public offering price. All such shares were sold by the Company. The net proceeds to the Company from the offering, including the net proceeds from exercise of the underwriters' overallotment option, were approximately $21.3 million. Concurrent with the closing of the offering, 82,634 shares of Series A Convertible Preferred Stock and 132,744 shares of Series C Redeemable Convertible Preferred Stock were converted into an equivalent number of shares of common stock, and 778,746 shares of Series B Convertible Preferred Stock were converted into 2,045,649 shares of common stock. The Company utilized $8.9 million in proceeds from the offering to repay indebtedness as described in the Company's Registration Statement on Form SB-2 declared effective on July 21, 1998. The remaining proceeds received by the Company from such offering were invested in short-term, investment-grade, interest-bearing instruments.

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

In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 which superseded SOP 91-1, "Software Revenue Recognition". In addition, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition' in March 1998. SOP 97-2 and SOP 98-4 are effective for fiscal years beginning after December 15, 1997. The Company does not believe that adoption of these standards has had a material impact on the Company's financial position or results of operations.

YEAR 2000 ISSUE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting system and operations. In addition, the Company is assessing the readiness of its customers and suppliers for the Year 2000 issue; however, there can be no assurance that these third parties will timely convert their systems or that their systems will not have an adverse effect on the Company. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that Year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.
                                        19

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.
(b)   Not applicable.
(c) From June 1, 1998 to September 30, 1998, the Company issued no incentive nor performance incentive stock options to purchase Common Stock pursuant to the Company's stock option plans to officers and employees of the Company.

     On July 21, 1998, the Company issued an aggregate of 516,769 shares of Common Stock to certain warrantholders upon the exercise of outstanding warrants for $10,335. The issuance of such shares was made in reliance on the exemption provided by section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as transactions not involving a public offering.

     On July 27, 1998, the Company issued warrants, which will not be exercisable for one year, to purchase up to 260,000 shares of Common Stock at an exercise price of $9.60 per share to Bluestone Capital Partners, L.O. and Royce Investment Group, Inc., the representatives of the underwriters of the Company's initial public offering (the "Representatives"), for aggregate consideration of $260. These warrants may not be transferred until July 21,1999, except to the officers and partners of the Representatives or the underwriters or members of the selling group, and are exercisable at any time, and from time to time, during the four years after July 21,1999. The warrants were issued in reliance on the exemption provided by section 4(2) of the Securities Act as transactions not involving a public offering.

     On August 17, 1998 the Company issued 19,106 shares of common stock pursuant to the exercise of an outstanding warrant. The exercise price of the warrant was paid pursuant to a cashless exercise feature in which shares of the Company's Common Stock issuable pursuant to the warrant were used as consideration for the issuance of the net number of shares issuable under the warrant. The shares of Common Stock were issued in reliance on the exemption provided by section 4(2) of the Securities Act as transactions not involving a public offering.



     (d) The Company's Registration Statement of Form SB-2 (Registration No. 333-53755) covering certain shares of its common stock was declared effective on July 21, 1998. A total of 2,990,000 shares of the Company's common stock, par value $0.10 per share, were registered (including an over-allotment option for the sale of 390,000 shares). The Company consummated an initial public offering of 2,600,000 shares of common stock at a price to the public of $8.00 per share on July 27, 1998. The lead underwriters in the offering were BlueStone Capital Partners, L.P. and Royce Investment Group, Inc.. During August 1998, the underwriters exercised their right to purchase an additional 390,000 shares at the initial public offering price. The aggregate offering price of the amount registered and sold was $23,920,000. The total proceeds received by the Company, net of underwriting discounts and estimated expenses of the offering, were approximately $21,885,000. The total underwriting discount was $1,674,000. Expenses paid to or for the underwriters were approximately $361,000. Other expenses in connection with the offering are approximately $1,409,000 (of which $400,000
                                        20
        was paid to an affiliate of one of the Company's directors). From the effective date through September 30, 1998, the net offering proceeds were used as follows: $8,870,000 for repayment of indebtedness (of which $483,000 was paid to officers of the Company), $5,206,000 to fund current operations (of which $207,000 was paid to officers of the Company), and the remaining proceeds received by the Company from such offering were invested in short-term, investment-grade, interest-bearing instruments and cash. All amounts shown above in the instant paragraph are reasonable estimates.

        Concurrent with the closing of the offering, 82,634 shares of Series A Convertible Preferred Stock and 132,744 shares of Series C Redeemable Convertible Preferred Stock were converted into an equivalent number of shares of common stock, and 778,746 shares of Series B Convertible Preferred Stock were converted into 2,045,649 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None.

ITEM 4.  OTHER INFORMATION

Effective November 9, 1998 Dale Addink, Vice President of Development, Online Games, resigned his position to pursue other interests.

Effective October 23, 1998 the Company's President and Chief Operating Officer, Robert L. Pickens, resigned his position for health reasons.

Effective September 18, 1998 Joseph R. Mannes, Vice President and General Manager, Online Games, resigned his position to pursue other interests.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)   EXHIBITS

       EXHIBIT NO.         DESCRIPTION OF EXHIBIT
       -----------         ----------------------

       27.01               Financial Data Schedule
       99.01               Risk Factors

     (B)   REPORTS ON FORM 8-K

There were no reports on form 8-K filed during the three months ended September 30, 1998. During that period, the Company was not required to file reports under the Exchange Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERACTIVE MAGIC, INC.

November 16, 1998                  By: /s/ J.W. Stealey
                                   --------------------

                                   J.W. Stealey
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer

November 16, 1998                  By: /s/ Michael W. Oliver
                                   -------------------------

                                   Michael W. Oliver
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)