Form 10KSB
period 1998-12-31
INTERACTIVE MAGIC INC /NC/
filed 1999-04-15
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock
                                                                 ($.10 par value
                                                                 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         Yes |X|                    No |  |

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy 10-KSB or any amendment to this Form 10-KSB.
         | Yes | |                    No | X|

         Issuer's revenue for the year ended December 31,1998 were $ 12,566,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 31, 1999, on the NASDAQ National Market System was approximately $ 25,600,000 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates may not be conclusive for other purposes.


         As of March 31, 1999 (the most recent practicable date), there were 10,671,448 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes |_|                    No |X|

                                      INDEX


PART 1

Item 1        Description of Business

Item 2        Description of Property

Item 3        Legal Proceedings

Item 4        Submission of Matters to Vote of Security Holders

PART II

Item 5        Market for Common Equity and Related Stockholder Matters

Item 6        Management's Discussion and Analysis or Plan of Operations

Item 7        Financial Statements

Item 8        Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure

PART III

Item 9        Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

Item 10       Executive Compensation

Item 11       Security Ownership of Certain Beneficial Owners
              And Management

Item 12       Certain Relationships and Related Transactions

Item 13       Exhibits and Reports

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

The Company develops, publishes and distributes interactive real-time 3D simulation and strategy entertainment software. The Company generates revenues primarily from delivering its CD-ROM products for retail sale through its worldwide distribution network and from subscription and hourly fees for play of its online product as well as the sale of advertising space at its online sites. The Company also generates revenues from licensing its CD-ROM products to OEMs, distributors outside of North America and other third parties. Since inception, the Company has published over 40 CD-ROM products which have been distributed through more than 15,000 retail outlets in over 30 countries. Additionally, the Company has sold over 1.5 million hours of online game time over the Internet to players in more than 70 countries.

On January 29, 1999 the Company entered into an Agreement and Plan of Merger with MPG-Net, Inc. pursuant to which MPG-Net was merged into the Company. The Company exchanged 600,000 shares of its common stock for all of the outstanding common stock of MPG-Net and issued 150,000 shares of its common stock in full settlement of certain debt obligations of MPG-Net. MPG-Net is primarily in the business of developing, publishing and distributing interactive, real time 3D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The merger was accounted for as a pooling of interests under Accounting Principles Board No. 16 ("APB 16").

              RISK FACTORS

The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

Company Risks

We have a History of Net Losses and an Accumulated Deficit; We Anticipate Future Losses


We have experienced significant losses since inception. Our losses result primarily from overhead and other costs incurred in our development and expansion. For the years ended December 31, 1998 and 1997, we incurred net losses of approximately $11.7 million and $4.3 million, respectively. At December 31, 1998, we had an accumulated deficit of approximately $25.9 million. We expect to incur substantial up-front expenditures and operating costs in connection with the expansion of our marketing efforts and product lines. These activities are expected to result in significant losses for the foreseeable future. We cannot predict the extent of future losses or whether we will ever be able to achieve or sustain profitable operations.

Risks Related to New Business Focus; We Have a Limited Relevant Operating
History

To date, a substantial portion of our revenues have been generated from sales of our CD-ROM software products. In March 1999 we announced our intention to sell our CD-ROM business unit. We cannot guarantee that such transaction will be consummated. If the sale is consummated, our business will primarily focus on the Internet entertainment business, specifically online games. Although we recently completed the acquisition of MPG-Net, Inc. to expand our Internet business, to date, we have generated limited revenues from sales of our Internet products. As a result, we have a limited relevant operating history upon which an evaluation of the prospects of our business can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in connection with the operation and expansion of a new business. We are subject to the risks associated with the rapidly evolving interactive entertainment software industry, which is characterized by:

     o         an increasing number of market entrants;
     o         intense competition;
     o         substantial capital requirements; and
     o         a high failure rate.

Further, online game play is a new and evolving concept. We cannot assess or predict the size of the market for online games or its prospects for growth.

We Have Significant Capital Requirements; We Experience Negative Cash Flow From Operations; We Will Need Additional Financing

Our capital requirements have been and will continue to be significant. To date, our cash requirements have exceeded our cash flow from operations. Based on our currently proposed plans and assumptions relating to operations (including assumptions regarding the progress and timing of our new product development efforts), net proceeds from our recent private placement, together with anticipated revenues from operations, we anticipate to have sufficient funds on hand to continue operations. However, our future cash requirements may vary significantly from what we expect them to be based on factors such as:

     o the cost and timing of expansion of research and product development efforts and the success of these efforts;
     o the cost and timing of expansion of sales and marketing activities;
     o         the extent our existing and new products gain market acceptance;
     o         competing technological and market developments;
     o the cost involved in maintaining and enforcing patent claims and other intellectual property rights; and
     o         our ability to sell the CD-ROM business.

We do not have any current arrangements or commitments for any future financing. We may not be able to obtain sufficient additional financing to satisfy cash requirements. We may be required to obtain financing on terms that are not favorable to us and our shareholders. If we are unable to obtain additional financing when needed, we may be required to delay or scale back product development and marketing programs.

We May Not Be Able to Manage and Sustain Growth; We Face Risks Associated with Future Acquisitions

An integral part of our business strategy is growth through acquisition. The success of our acquisition strategy will depend upon, among other things, our ability to:

     o hire and retain skilled management, marketing, technical and other personnel;
     o develop and improve upon our operational, management and financial systems and controls in order to properly monitor our expanded operations; and
     o         control our costs and maintain effective quality controls.

We cannot predict whether we will be able to expand our operations or effectively manage any such expansion. Our growth strategy will place significant demands on our management, technical, financial and other resources. We may be unable to anticipate and satisfy all of the changing demands and requirements that such growth will impose upon our operations. Acquisitions involve numerous additional risks that could materially adversely affect our business and financial performance. Such risks include:

     o difficulties in the assimilation of the operations and products of the acquired companies;
     o the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products;
     o the diversion of management's attention from other business concerns; and
     o         the potential loss of key employees of the acquired company.

As part of our acquisition strategy, we may seek opportunities to continue to expand into markets outside the United States. Acquisitions of foreign companies also may involve the additional risks of assimilating differences in foreign business practices and overcoming language barriers. We might not be able to integrate the acquired operations successfully.

We currently have one transaction underway which is awaiting the completion of a definitive asset purchase agreement. In addition, we intend to evaluate, on an ongoing basis, potential acquisitions of, or investments in, other software publishers or developers, distributors or other businesses which we believe will complement or enhance our existing business. Under North Carolina law, various forms of business combinations can be effected without shareholder approval. Accordingly, in certain instances shareholders will neither receive nor otherwise have the opportunity to evaluate any financial or other information concerning any potential acquisition. Shareholders will have to rely entirely upon the ability of management to select, structure and consummate acquisitions that are consistent with our business objectives.

We May Not Be Able to Retain Our Key Personnel

Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. During the second half of 1998, three of our executive officers resigned. The loss of services of, or a material reduction in the amount of time devoted to our business by, such individuals could adversely affect our operations and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. Employees might compete against us if they resign.

We Have Substantial Indebtedness

As of March 31, 1999, our indebtedness was approximately $5.3 million, consisting of:

     o borrowings under a check overdraft bank facility in the aggregate maximum principal amount of approximately $1.3, which is payable on demand; and
     o an unsecured convertible note in the aggregate principal amount of $4.0 million.

Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

     o a substantial portion of our cash flow from operations will be used to pay our indebtedness;
     o we have reduced the funds available to us for operations, future business opportunities and other purposes;
     o our ability to obtain additional financing for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired; and
     o we will be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions.

In the event we default under any of our debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds available to make such payments. Failure to repay such indebtedness would materially adversely affect our operations and financial condition.

Industry Risks

A number of the following risk factors relate to our CD-ROM software business. If the sale of our CD-ROM software business is consummated, such risk factors will only be applicable to the extent we retain an interest in the CD-ROM software business.

We Experience Fluctuations in Quarterly Operating Results

Our quarterly operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future. These fluctuations in operating results depend on a variety of factors, including:

     o         the demand for our products and the products of our competitors;
     o         the level of usage of the Internet;
     o the size and rate of growth of the interactive entertainment software market;
     o development and promotional expenses related to the introduction of new products or enhancements;
     o the degree of market acceptance for our new product introductions and enhancements;
     o         the timing of orders from significant customers;
     o         delays in shipment;
     o         the level of price competition;

     o         changes in computing platforms;
     o         the nature and magnitude of product returns;
     o         order cancellations;
     o         software defects and other quality problems;
     o         the length of product life cycles; and
     o         the percentage of our sales related to international sales.

As a software business, we operate with little backlog and net revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Our operating expenses are based to a significant degree on planned expenditures and expectations regarding future sales. Failure to meet our sales expectations could disproportionately adversely affect our operating results in any given quarter. As a result, we believe that period-to-period comparisons of operating results should not be relied upon as indicative of future results.

We Depend on the Frequent Introduction of New Products

The market for interactive CD-ROM software games is characterized by short product life cycles and frequent introduction of new products. Most CD-ROM software games do not achieve sustained market acceptance or ever generate a sufficient level of sales to offset the costs associated with product development. Generally, the majority of sales of new products occur within the first six months following their release. Our success will depend upon our ability to develop new, commercially successful products and replace revenues from such products at the later stages of their life cycles. We believe that competition in the interactive entertainment software market may require us to increase our development, acquisition and marketing costs in order to:

     o develop higher quality, distinctive products that incorporate increasingly sophisticated effects; and
     o         support new product releases with increased marketing.

We Depend On a Limited Number of Products

We derive a significant portion of our revenues from a limited number of software products released each year. Many of these products have substantial development or acquisition costs and marketing budgets. Due to our dependence on a limited number of products, we may be adversely affected if one or more of our principal products fail to achieve anticipated results. We cannot predict whether we will:

     o continue to remain dependent upon non-recurring sales of a limited number of products for a substantial portion of our revenues;
     o         introduce products which are commercially viable; or
     o introduce products which have life cycles sufficient to permit us to recoup the development, marketing and other costs associated with their development.

Our Products Have a Lengthy Development Cycle; We Face Product Development Risks

Our success will depend on the timely introduction of successful new products. The development of new interactive entertainment software products is lengthy, expensive and uncertain. The development of a product typically requires 12 to 24 months to complete from the time a new concept is approved. Product development of online products continues for the life of the product. Many of our proposed products are in the early stages of development and will require us to commit considerable time, effort and resources to complete their development.

The development of new products is subject to a variety of risks, including:

     o         unanticipated delays;
     o         increased costs and expenses for product development; and
     o technical problems or other difficulties prior to or after the introduction of a new product.

We have, in the past, experienced significant delays in the introduction of certain new products. It is likely that we will experience delays in developing and introducing new products in the future. Many of our products are developed for us by third parties. As a result, we cannot always control the timing of their introduction. Delays in the work performed by third parties or poor quality of such work may result in product delays. Unanticipated delays, expenses, technical problems or difficulties could cause us to miss an important selling season or result in abandonment or material change in product commercialization.

Our software products are complex and may contain undetected errors when first introduced. Despite extensive product testing, we have, in the past, released products with defects and have discovered software errors in certain of our product offerings after their introduction. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Errors may be found in new products or releases after commencement of commercial shipments. Remedying such errors may:

     o         delay sales of our products;
     o         cause us to incur additional costs; and
     o         adversely affect our reputation.

Industry Factors May Adversely Affect Our Operating Results; We Face the Risks of Changing Consumer Preferences and Uncertainty of Market Acceptance of our Products

The level of demand and market acceptance of our newly introduced products is subject to a high degree of uncertainty. In recent years, the potential earnings derived from software sales has decreased. This decrease is due to the significant increases in:

     o         software acquisition and development costs;
     o         promotion and marketing expenses; and
     o royalties and third-party participations payable to software developers, creative personnel, musicians and others.

Our future operating results will depend on numerous factors beyond our control. These factors include:

     o the popularity, price and timing of new entertainment software products being released and distributed;
     o international, national, regional and local economic conditions (particularly economic conditions adversely affecting discretionary consumer spending);
     o         changes in consumer demographics;
     o         the availability of other forms of entertainment; and
     o         critical reviews and public tastes and preferences.

Our ability to plan for product development and promotional activities will be significantly affected by our ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. In particular, the tastes and preferences of those consumers, primarily males over age 25 with annual household incomes of $50,000 or more, who comprise our principal target market. A decline in the popularity of software games or in the interactive entertainment software industry generally or in particular market segments could adversely affect our business and prospects.

Our strategy is to primarily focus on online games. The level of demand or the market acceptance for our Internet online game products is uncertain. The success of our strategy will depend in part upon market acceptance of online games and a "pay-for-play" model. Online game play is a new and evolving concept. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. We cannot predict whether:

     o         a viable market for online games will develop;
     o we will be able to attract and retain subscribers to our online game products;
     o we will be successful in developing additional products for online use; or
     o our online game products will ever achieve widespread market acceptance.

We Depend on the Continued Growth in Use of the Internet

Rapid growth of interest in and use of the Internet is a recent phenomenon. Our success is highly dependent upon the increased acceptance and use of the Internet. The novelty of the Internet may adversely affect our ability to retain new subscribers. New subscribers who are unfamiliar with the Internet may be more likely to discontinue our services after an initial trial period.

Risks Related to Online Games

We do not currently derive significant revenues from online games. However, if the sale of our CD-ROM business is consummated, online games will become a significant factor in the success of our business. Online games, and particularly multiplayer online games such as our Warbirds product, have risks not associated with sales of our CD-ROM products. Such risks include:

     o the speed and reliability of the Internet and the fact that we do not control the performance of a player's Internet service provider which impacts game performance;
     o in multiplayer games, unanticipated player conduct can significantly affect the performance of the game and determine player satisfaction;
     o the uncertainty of whether subscription revenues will be sufficient to maintain the significant support, service and product enhancement demands of online users;
     o our limited experience in pricing strategies for online games or in predicting usage patterns of our customers; and
     o our inability to predict the legal standards that may apply to online products in the future.

The viability of our online game business, and our ability to compete in this business, will depend significantly on these and other factors outside our control.

We Face Infrastructure Risks of Online Game Play

The development and maintenance of an industry infrastructure for providing consumer access to online games will effect the extent and timing of the revenues we generate from online games. We cannot predict whether the infrastructure, including a reliable network foundation, and timely development of complementary products, such as high-speed modems, necessary to make local or wide area networks or the Internet a viable medium for use of real-time large-scale multiplayer simulation and strategy games will be developed. Further, if developed, we cannot predict whether such networks will become a viable medium for use of multiplayer simulation and strategy games. In addition, hardware restrictions, such as bandwidth (amount of data capable of transmission at a single time) and latency (delays introduced by the network), which limit use of content via local and wide area networks, may inhibit such networks from becoming a viable medium for delivery of multiplayer simulation and strategy games. If the necessary infrastructure or complementary products are not developed, or if such networks do not become a viable medium for delivery of multiplayer simulation and strategy games, we will be unable to generate significant revenues from online products.

Changes in Technology and Industry Standards May Make Our Products Obsolete or Unmarketable

The interactive entertainment software industry is undergoing rapid changes, including:

     o         evolving industry standards;
     o         frequent new platform introductions; and
     o         changes in consumer requirements and preferences.

The introduction of new technologies, technologies that support multiplayer games and new media formats such as online delivery and digital video disks, could render our previously released products obsolete or unmarketable. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the current development cycle for our products. We may be required to invest resources in products that may not become profitable. We cannot predict whether:

     o our future product offerings will keep pace with technological changes
     o we will be successful in developing and marketing products for any future operating system or format.

Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence.

The overall market for the Internet is characterized by:

     o         rapidly changing technology;
     o         evolving industry standards;
     o         emerging competition; and
     o         frequent product and service introductions.

We may not successfully identify new product opportunities for Internet use and develop and bring such new products to market in a timely manner. Products or technologies developed by others could render our products or technology obsolete. We are also at risk with respect to fundamental changes in the way Internet connectivity services are delivered. Currently, Internet services are accessed primarily by computers and are delivered by telephone lines. We may have to develop new technology or modify our existing technology if the Internet becomes:

     o accessible by screen-based telephones, television or other consumer electronic devices; or
     o deliverable through other means such as coaxial cable or wireless transmission.

Pursuit of such technological advances may require us to expend substantial time and resources. We cannot predict whether we will succeed in adapting our products to alternate access devices and conduits.

We Face Intense Competition

The interactive entertainment software industry is intensely and increasingly competitive. Industry competition is based primarily upon:

     o         product quality and features;
     o         the compatibility of products with popular platforms;
     o access to distribution channels (including access to retail shelf space);
     o         marketing effectiveness;
     o         reliability and ease of use; and
     o         price and the quality of user support services.

As compared to us, many of our competitors have:

     o significantly greater financial, technical, marketing, sales and customer support and other resources; and
     o established reputations for success in the development, licensing and sale of their products and technology.

As a result, our competitors may be able to:

     o         carry larger inventories;
     o         undertake more extensive marketing campaigns;
     o         adopt more aggressive pricing policies; and
     o make higher offers or guarantees to third party software developers and licensors.

Increased competition may result in significant price competition, increased product development and production costs and reduced profit margins. Competition may also limit our ability to grow and retain our subscriber base for online game play. We may not be able to compete successfully against current or future competitors.

We Face Competition for Shelf Space

Retailers of our CD-ROM products typically have a limited amount of shelf space and promotional resources. There is intense competition among entertainment software producers for adequate levels of desirable shelf space and promotional support from retailers. As the number of entertainment software products has increased, the competition for shelf space has intensified, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including:

     o         price discounts;
     o         marketing and display fees; and
     o         product return policies.

Our CD-ROM products constitute a relatively small percentage of any retailer's sales volume. As a result, we cannot predict whether retailers will continue to purchase our products or provide our products with adequate levels of shelf space and promotional support.

We Depend on Third-Party Software Developers

We rely on third-party software developers to develop a significant number of our products. Our payment of advances and guaranteed royalties to such independent software developers has increased and may continue to increase primarily due to the increased demand for quality interactive entertainment software programs. Sales of products associated with such royalties may not be sufficient to cover the amount of our prepayments. Moreover, independent developers are in high demand. As a result, we cannot predict whether such developers, including those that have developed products for us in the past, will be available to develop products for us in the future. The failure to obtain or renew product development agreements with such developers could materially adversely affect our future operations. In addition, many independent developers have limited financial resources. Therefore, we are subject to the risk that such developers may go out of business prior to completing a project.

We Depend on Third-Party Distribution Channels

We intend to expand the distribution of our online products by seeking out relationships with third-party providers of online or Internet services in the United States and abroad. We cannot predict whether we will be able to successfully negotiate relationships with providers of online or Internet services or, if completed, that such arrangements will generate significant revenues. Further, we are subject to the risk that:

     o the cost of any proposed online or Internet distributor relationship will exceed our expectations; or
     o we will incur significant costs in anticipation of an online or Internet distributor arrangement and such arrangement is delayed or abandoned.

We currently sell our CD-ROM software products primarily through software distributors and to major computer and software retailing organizations. Sales of CD-ROM games to a limited number of distributors and retailers constitute a substantial majority of our net revenues.

Certain mass market retailers have established exclusive buying relationships under which such retailers will buy consumer software only from one intermediary. In such instances, the price or other terms on which we sell to such retailers may be adversely affected by the terms imposed by such intermediary. If our relationships with current distributors and retailers are terminated, we may be unable to find other means to market and distribute our CD-ROM products. The loss of, or a significant reduction in sales attributable to, any of our principal distributors or retailers, in the absence of comparable new relationships or the development of independent means of marketing and distributing our CD-ROM games, could materially adversely affect our operating results.

Although we maintain a reserve for uncollectible receivables, actual reserves maintained may not be sufficient in every circumstance. A payment default by a significant customer could have a material adverse effect on our operations and financial condition.

We Face the Risk of Product Returns

We accept returns of our CD-ROM software products or provide markdowns or other credits in the event that customers hold excess inventory of such products. We also accept returns of defective, damaged or shelf-worn products at any time. At the time of product shipment, we establish reserves for stock-balancing, price protection and returns of defective, damaged and shelf-worn products, based on historical return rates, retailer inventories of our products and other factors. If market acceptance of our products is not achieved, we could be forced to accept substantial product returns to maintain favorable relationships with retailers and access to distribution channels. Actual returns might exceed our established reserves.

We Have Limited Protection of Our Proprietary Information

We rely on a combination of the following to establish and protect our proprietary rights:

     o         trademark;
     o         trade secret;
     o         copyright;
     o         other proprietary rights laws;
     o         license agreements; and
     o         employee and third-party nondisclosure agreements;

We are at risk that competitors may misappropriate our technology or independently develop software products with features based upon, or otherwise similar to, those of our products.

To license our products to end users, we primarily rely on "shrink wrap" licenses that are not signed by the end-user. As a result, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of certain wide area networks, particularly the Internet, makes it virtually impossible to control the ultimate destination of our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Unauthorized copying is common within the software industry. A significant amount of unauthorized copying of our products could adversely affect our business. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. Third parties may assert infringement claims against us in the future with respect to current or future products. As is common in the industry, from time to time, we receive notices from third parties claiming infringement of intellectual property rights of such parties. We investigate these claims and respond as we deem appropriate. Litigation may be necessary in the future:

     o         to enforce our intellectual property rights;
     o         to protect our trade secrets;
     o to determine the validity and scope of the proprietary rights of others; or
     o         to defend against claims of infringement of invalidity.

Even if we win, any such litigation could result in substantial costs and diversion of our resources.

We Depend on Third Parties to Manufacture Our Products

The production of our published products for retail sale involves:

     o         duplicating software programs onto CD-ROM disks;
     o         printing user manuals and product packaging materials; and
     o         packaging finished products.

Third-party vendors perform these activities for us in accordance with our specifications. Although these services are available from multiple parties and at multiple sites, an interruption in the manufacture of our products that cannot be remedied without undue delay, could have a materially adverse affect on our business. In addition, we compete for CD-ROM duplication services with our competitors, as well as publishers of music and video CDs. While we engage in ongoing efforts to ensure an adequate and timely supply of CD-ROMs, we are at risk that future supplies of CD-ROMs will not be sufficient to meet our requirements. We must place advance orders for finished goods based on forecasts of the sales volume of our products. If our forecasts are not accurate, we may over-produce or under-produce our CD-ROM products.

We Face the Risks of Increased Government Regulation

There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted both in the United States and abroad, covering issues such as:

     o         user privacy;
     o         defamation;
     o         pricing;
     o         taxation;
     o         content regulation;
     o         quality of products and services; and
     o         intellectual property ownership and infringement.

Such legislation could:

     o         expose us to substantial liability;
     o         dampen the growth in use of the Internet;
     o decrease the acceptance of the Internet as a communications and commercial medium; or
     o require us to incur significant expense in complying with any new regulations.

Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers have petitioned for increased regulations and the imposition of access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our products. Also, a number of laws have recently been enacted in the United States intended to:

     o reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights; and
     o restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.

We are currently reviewing these pieces of legislation, and cannot currently predict the effect, if any, that such legislation will have on our business. In addition, a number of other countries have announced or are considering additional regulations. Such laws and regulations could fundamentally impair our ability to provide Internet navigation or other services, or substantially increase the cost of doing so. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results, and financial condition.

We are Subject to Risks Related to International Revenues and Operations

We distribute our CD-ROM products in over 30 countries worldwide and maintain sales offices in the United Kingdom and Germany. International sales and licensing (excluding online revenue) accounted for 41% and 37% of our net revenues in 1998 and 1997, respectively. International operations and sales of our products are subject to inherent risks, including:

     o         fluctuations in exchange rates;
     o the impact of possible recessionary environments in economies outside the United States;
     o the costs of transferring and localizing products for foreign markets;
     o longer accounts receivable collection periods and difficulty in collection of accounts receivable;
     o         unexpected changes in regulatory requirements;
     o         tariffs and other barriers;
     o         difficulties and costs of staffing and managing foreign offices;
               and
     o         potential political and economic instability.

Revenues and expenses from our foreign operations generally are denominated in local currencies. As a result, exchange rate fluctuations between such local currencies and the U.S. dollar will subject us to currency translation risk from the reported results of our foreign operations. We intend to continue to expand our direct and indirect sales and marketing activities worldwide. We cannot predict whether we will be able to maintain or increase international market demand for our products.

Control by Shareholders

Our Officers, Directors and their Affiliated Entities Control Interactive Magic

As of March 31, 1999, our officers, directors and their affiliated entities owned approximately 44% of our outstanding shares of Common Stock. As a result, such persons are in the position to influence:

     o         the election of the Company's directors; and
     o the outcome of corporate actions or other matters requiring shareholder approval.

The concentration of ownership may have the effect of delaying or preventing a change in control of Interactive Magic.

Stock and Market Risks
Our Stock Price May be Volatile

The market price of our Common Stock has been and could be subject to wide fluctuations in response to the following:

     o         variations in quarterly operating results;
     o         announcements of new products by us or our competitors;
     o failures to meet or exceed the expectations of securities analysts or investors; or
     o         general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuations unrelated or disproportionate to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our Common Stock.

We Do Not Intend to Pay Dividends to Our Shareholders

We have not paid any cash dividends on our Common Stock and do not expect to do so in the foreseeable future.

Future Sales of Our Common Stock in the Public Market Could Adversely Affect Our Stock Price

Sales of shares of our Common Stock by existing shareholders could have an adverse effect on stock prices. As of March 31, 1999, we had 10.671,448 shares of Common Stock outstanding. all of these shares are eligible for sale without restrictions or under Rule 144, subject to the lock-ups described below.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

     o         one percent of the then outstanding shares of Common Stock, or
     o the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale.

Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about us. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements. No prediction can be made as to the effect, if any, that sales of such securities or the availability of such securities for sale will have on the market prices prevailing from time to time.

The Company's officers, directors and shareholders who hold, in the aggregate, approximately 2,601,214 shares of Common Stock and approximately 775,056 vested options and warrants have agreed not to sell or otherwise dispose of any shares of Common Stock (or exercise any registration rights) until April 21, 1999 without the prior written consent of the underwriters of the Company's initial public offering. In addition, holders of 3,218,114 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock have registration rights with respect to their respective securities The possibility that a substantial number of our securities may be sold in the public market may adversely affect prevailing market prices for our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

We Face the Adverse Effects of Outstanding Options; Warrants and Convertible Securities

We have outstanding:

     o warrants to purchase an aggregate of approximately 729,172 shares of Common Stock;
     o a convertible note, together with related warrants, which are convertible into and exercisable for an aggregate of up to 2,119,889 shares of Common Stock.

We have granted the following options, and have available for issuance, the following shares:

     o 2,875,000 shares of Common Stock in connection with our 1995 Incentive Stock Option Plan, 2,047,400 of which have been granted;
     o 800,000 shares of Common Stock in connection with our 1998 Stock Plan, under which options to purchase 484,750 shares have been granted; and
     o 500,000 shares of Common Stock in connection with our 1998 Stock Purchase Plan, none of which have been issued.

The existence of these securities may adversely affect us or our shareholders for many reasons, including:

     o         the market price of our stock may be adversely affected;
     o if any of these securities are exercised, the value of the stock held by our shareholders will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds the exercise price;
     o some of these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock;
     o the terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

Holders of warrants and options are also likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options.

We cannot predict the actual number of shares of our stock that may be issued upon conversion of the note and exercise of related warrants, which depends on:

     o the conversion price in effect from time to time during the term of the note;
     o         the timing of any conversion; and
     o the decision by us to make any payments of interest in the form of shares of Common Stock.

However, the maximum number of shares of our Common Stock that we can issue upon conversion of the note, payment of interest and exercise of related warrants without stockholder approval is 2,119,889 shares. The conversion price of the note is likely to be substantially below the market price of our Common Stock on any date of conversion.

Our Common Stock May be Delisted from the Nasdaq National Market if We do Not Meet the Listing Criteria.

If we are unable to satisfy the continued listing requirements, our stock may be delisted from the Nasdaq National Market. If our stock is delisted from the Nasdaq National Market, the liquidity of our stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media and lower prices for our common stock than might otherwise be attained. We cannot assure that we will continue to meet the criteria for continued listing on the Nasdaq National Market.

If our stock is delisted from the Nasdaq National Market, trading, if any, in our stock would thereafter be conducted:

     o on the Nasdaq SmallCap Market, assuming we meet the requirements for listing on the Nasdaq SmallCap Market;
     o         in the over-the-counter market in the "pink sheets;" or
     o on the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board."

Continued inclusion on the Nasdaq National Market generally requires that we maintain:

     o at least $4,000,000 in "net tangible assets" (total assets less total liabilities and goodwill);
     o         a minimum bid price of the Common Stock of $1.00 per share;
     o at least 750,000 shares in the public float valued at $5,000,000 or more;
     o         at least two active market makers for the Common Stock; and
     o         a least 400 holders of the Common Stock.

If our Common Stock is Delisted from Nasdaq it May Be Subject to Investor Suitability Requirements Which may Adversely Affect Our Stock's Liquidity.

         If our stock was delisted from Nasdaq National Market and could not be quoted on Nasdaq SmallCap Market, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of shareholders to sell any of the shares of common stock in the secondary market.

If Our Common Stock is Delisted from Nasdaq it May Be a "Penny Stock" Which Requires Significant Disclosure in Connection with Stock Trades, Which may Adversely Affect Our Stock's Liquidity.

         If our stock is delisted from Nasdaq or we do not meet certain minimum net tangible assets or average revenue criteria, we may be subject to the Commission's "penny stock" rules. For any transaction involving a penny stock, unless exempt, the rules require:

     o delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market;
     o disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities; and
     o monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Commission regulations, subject to certain exceptions, define a "penny stock" to be any non-exchange listed equity security:

     o         that has a market price of less than $5.00 per share; or
     o         with an exercise price of less than $5.00 per share.

We cannot predict whether our common stock will qualify for exemption from these restrictions. In any event, even if our stock was exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If our stock were subject to the rules on penny stocks, the market liquidity for our stock could be severely adversely affected.

We are Subject to Risks Associated with Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat the year 2000 may cause our systems and applications to process critical financial and operational information incorrectly. In addition, we are assessing the readiness of our customers and suppliers for the Year 2000 issue. We cannot assess the likelihood of third parties' year 2000 compliance or the impact that any non compliance may have on our operations at this time. If there are significant delays or unanticipated year 2000 issues with key business vendors, the year 2000 issue could have a material adverse effect on our product development and our future results of operations and financial condition.

Forward-Looking Information May Prove Inaccurate

This Report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this Report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. The accuracy of such forward-looking statements is subject to certain risks, uncertainties and assumptions, including those identified above under "Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.


ITEM 2.       DESCRIPTION OF PROPERTY

The Company leases approximately 15,000 square feet in an office park in Morrisville, North Carolina. The lease is noncancellable and expires in May 2001. All of the Company's CD-ROM and corporate operations are conducted from this facility. The Company also leases approximately 5,000 square feet in an office building located in Grapevine, Texas. A portion of the Company's on-line business is conducted from this facility. The Company intends to relocate its Grapevine, Texas operations to Morrisville, North Carolina in the second quarter of 1999. The Grapevine, Texas lease expires September 1999. The Company also leases space for its offices in the United Kingdom and Germany.

ITEM 3.       LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading July 22, 1998 (the date of its initial public offering) on the National Market (ticker symbol IMGK). The approximate number of record holders as of December 31, 1998 was 160.

High and low stock prices for 1998 were:

---------------------------------------------------------------------------------------------------
                                                             Sales Price
---------------------------------------------------------------------------------------------------
Quarter Ended                                   High                             Low
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
September 30                                   $14.00                           $6.50
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
December 31                                     6.50                             4.13
---------------------------------------------------------------------------------------------------

The Company has never paid a cash dividend on its Common Stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business. In addition, certain of the Company's loan agreements prohibit cash dividends.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



OVERVIEW

The Company develops, publishes and distributes interactive real-time 3D simulation and strategy entertainment software. The Company generates revenues primarily from delivering its CD-ROM products for retail sale through its worldwide distribution network and from subscription and hourly fees for play of its online product. The Company also generates revenues from licensing its CD-ROM products to OEMs, distributors outside of North America and other third parties. Since inception, the Company has published over 40 CD-ROM products, which have been distributed through more than 15,000 retail outlets in over 30 countries. Additionally, the Company has sold over 2.0 million hours of online game time over the Internet to players in more than 70 countries.


RESULTS OF OPERATIONS

NET REVENUES. Net revenues decreased by 24 % to $12.6 million in 1998 from $16.5 million in 1997. The decline was attributable to lower net revenues in the CD-ROM business. Although the Company released a greater number of game titles in 1998, the average sales per title were lower than the prior year.

COST OF REVENUES. Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in 1998 decreased by 3% to $ 6.1 million from $6.3 million in the same period of 1997, resulting in gross margins of 52% and 62%, respectively. The decrease in gross margin performance reflects the lower average sales per title in 1998 compared to 1997.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing increased in 1998 to $8.5 million from $6.8 million in 1997. Increased expenditures in this area reflect an increase in staffing; in addition, there was a higher level of advertising and market support spending related to the greater number of titles released in 1998 compared to 1997.

PRODUCT DEVELOPMENT. Product development increased 54% to $6.0 million in 1998 from $3.9 million in 1997. The increase was due to the Company devoting more of its resources in 1998 to internally-developed products, as opposed to third party products, combined with the larger number of products developed and released in 1998 compared to 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.7 million in 1998 from $1.9 million in 1997. The increased level of spending was due to a slight increase in staffing, and to the additional expenses associated with being a publicly held corporation.

OTHER EXPENSE. Other expense, comprised primarily of interest (income) expense, decreased in 1998 to $.5 million from $1.9 million in 1997. The decrease was due to the lower level of interest expense as the Company paid down debt with proceeds from the Company's initial public offering.

EXTRAORDINARY ITEM. The Company incurred a $.4 million extraordinary loss from the early extinguishment of debt in 1998. In conjunction with the repayment of debt from the proceeds from the initial public offering; the unamortized costs to obtain the original debt were written-off at repayment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, customer advances, capital lease financings and its recent initial public offering.

Net cash used in operations of $10.7 million in 1998 was due primarily to the Company's operating loss.

The Company's financial statements include an explanatory paragraph from the Company's independent auditors that indicates substantial doubt may exist about the Company's ability to continue as a going concern based on net losses of $11.7 million and $4.3 million for the years ended December 31, 1998 and 1997, respectively, and negative cash flows from operations. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately attain profitability. The Company is actively pursuing potential acquirers for the purchase of the retail CD-ROM portion of its business. Management expects the anticipated disposition of its CD-ROM operations will substantially reduce or eliminate its operating losses and substantially alleviate its negative cash flows from operations and expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

The Company maintains a revolving line of credit arrangement with a bank for up to $2.8 million. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the bank's current prime rate (7.75% at December 31, 1998). The balance outstanding under this line as of December 31, 1998 was $1.3 million. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority shareholder. In consideration for this guarantee, the stockholder will receive from the Company an amount equal to 6% of the outstanding balance on the line of credit. At December 31, 1998 and 1997, the Company incurred $64,000 and $144,000 and owed the stockholder $117,000 and $174,000 relating to this guarantee, respectively. These amounts are due no earlier than December 31, 2000.

On January 25, 1999, the Company issued a convertible note for net proceeds to the Company of approximately $3.7 million. The note accrues interest at an annual interest rate of 6% and is due with principal on January 25, 2002. The holder of the convertible note may convert all or any portion of the note into the Company's common stock based on the conversion amount defined in the securities purchase agreement. The beneficial conversion feature will result in a portion of the proceeds of the convertible note being allocated to the conversion feature which will significantly increase the reported interest expense associated with this note. The Company granted to the holder of the note warrants to purchase one share of the Company's stock for every two shares of common stock issued as a result of the note conversion at an exercise price equal to the note conversion price.

On July 27, 1998, the Company consummated an initial public offering (the "offering") of 2,600,000 shares of its Common Stock at an initial public offering price of $8.00 per share. During August 1998, BlueStone Capital Partners, L.P. and Royce Investment Group, Inc. (collectively, the "underwriters") exercised in full their overallotment option to purchase an additional 390,000 shares of the Company's common stock at the initial public offering price. All such shares were sold by the Company. The net proceeds to the Company from the offering, including the net proceeds from exercise of the underwriters' overallotment option, were approximately $20.5 million. Concurrent with the closing of the offering, 82,634 shares of Series A Convertible Preferred Stock and 132,744 shares of Series C Redeemable Convertible Preferred Stock were converted into an equivalent number of shares of common stock, and 778,746 shares of Series B Convertible Preferred Stock were converted into 2,045,649 shares of common stock. The Company utilized $8.9 million in proceeds from the offering to repay indebtedness as described in the Company's Registration Statement on Form SB-2 declared effective on July 21, 1998. The remaining proceeds received by the Company from such offering were used to fund the operations and support the working capital of the Company.

On April 30, 1998, the Company closed on a one-year $5.0 million revolving line of credit bearing an interest rate of prime plus 2%. Borrowings on the line of credit were limited to the lesser of $5.0 million or 65% of the Company's outstanding eligible receivables and inventory. Borrowings on the line of credit were collateralized by the Company's accounts receivable, inventory, and intellectual property. The revolving line of credit was paid off by the Company in October 1998.


The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in the preceding paragraph will impact the Company's future capital requirements and the adequacy of its available funds.

YEAR 2000 ISSUE

The Company's products are of a nature that they are not date dependent or subject to failure because of Year 2000 issues. The Company however, has assigned full-time information technology professionals to the task of identifying and resolving Year 2000 problems that may affect the Company's business, and has adopted a Year 2000 compliance plan. Under the Company's Year 2000 compliance plan, the Company has and will continue to inventory and collect documentation on all of its computers, computer related equipment, and equipment with embedded processors. In addition, the Company will contact critical vendors and suppliers to obtain assurances of their ability to ensure smooth delivery of products and services after December 1999. Additionally, the Company will prioritize and implement any necessary repairs or replacements to equipment in order to achieve Year 2000 compliance, which it expects to complete by the end of 1999. The Company will also implement a testing program, scheduled for completion by the end of 1999. The Company has not prepared estimates of costs for correction of Year 2000 problems. Based on information available at this time, including the Year 2000 compliance status of equipment that has been examined as well as the anticipated replacement schedule for equipment, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed. Failure to implement such changes could have an adverse effect on future results of operations. In addition, unexpected costs of correcting equipment that has not yet been fully evaluated could have an adverse effect on future results of operations.

EURO CONVERSION

On January 1, 1999, the European Community began denominating significant financial transactions in a new monetary unit, the Euro. The Euro is intended to replace the traditional currencies of the individual EU member countries. The Company's operations in Europe are continuing to operate in the traditional currencies and are not converting internal financial systems to the Euro as a functional currency. The Company is evaluating when to convert its local currency in Europe to the Euro with as little disruption to customer and vendors as possible. The Company does not intend to make such a conversion in 1999.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS130"). SFAS 130 requires all non-owner changes in equity that are excluded from net earnings/loss under existing FASB standards to be included as items of comprehensive income/loss. Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity (deficit). The adoption of SFAS 130 had no impact on previously reported stockholders' equity (deficit). Prior year financial statements have been reclassified to conform with these requirements
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which superceded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations, cash flows nor financial position
In June 1998, the Financial Accounting Standards Board issued SFAS 133,"Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15,1999. Because the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7.       FINANCIAL STATEMENTS

                  Report of Independent Auditors


The Board of Directors and Stockholders
Interactive Magic, Inc.

We have audited the accompanying consolidated balance sheets of Interactive Magic, Inc. (the "Company") as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Magic, Inc. at December 31, 1998, and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Notes 2 and 16. The 1998 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Ernst & Young LLP

Raleigh, North Carolina
February 19, 1999

                             Interactive Magic, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         DECEMBER 31
                                                                     1998          1997
                                                                ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $2,943        $  384
  Trade receivables, net of allowances of $2,871 and $3,650,
     respectively                                                   2,109         2,830
  Inventories                                                         892           637
  Advance royalties, net                                            1,586         1,989
  Software development costs, net                                     912           425
  Prepaid expenses and other                                          252           109
                                                                ------------------------------
Total current assets                                                8,694         6,374

Property and equipment, net                                         1,082         1,196

Noncurrent assets:
  Royalties receivable                                                726            90
  Other                                                                18            87
                                                                ------------------------------
Total noncurrent assets                                               744           177



                                                                ------------------------------
Total assets                                                       $10,520       $7,747
                                                                ==============================



                                                                         DECEMBER 31
                                                                     1998          1997
                                                                ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
  Accounts payable and accrued expenses                           $   1,698     $   2,776
  Royalties and commissions payable                                     768           858
  Lines of credit                                                     1,348         3,983
  Current portion of long-term debt                                       -           745
  Current portion of capital lease obligations                           23            35
                                                                ------------------------------
Total current liabilities                                             3,837         8,397

Noncurrent liabilities:
  Accrued interest payable to related parties                           117           982
  Long-term debt, less current portion                                    -         3,759
  Capital lease obligations, less current portion                        15            38
  Notes payable to related parties                                        -         3,470
                                                                ------------------------------
Total noncurrent liabilities                                            132         8,249

Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, $.10 par value; 82,634 shares authorized, issued and outstanding at December 31,
    1997                                                                  -             8
  Class A Common Stock, $.10 par value; 10,000,000 shares
    authorized; 3,145,696 shares issued and outstanding at
    December 31, 1997                                                     -           314
  Class B Common Stock, $.10 par value; 10,000,000 shares
     authorized; 7,875 shares issued and outstanding at
     December 31, 1997                                                    -             1
  Common stock, $.10 par value; 50,000,000 shares authorized
     9,850,867 shares issued and outstanding at December 31,
     1998                                                               985             -
  Additional paid-in capital                                         31,522         5,047
  Accumulated deficit                                               (25,862)      (14,210)
  Accumulated other comprehensive loss                                  (94)          (59)
                                                                -------------------------------
Total stockholders' equity (deficit)                                  6,551        (8,899)
                                                                ------------------------------
Total liabilities and stockholders' equity (deficit)              $  10,520     $   7,747
                                                                ==============================


SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     YEAR ENDED DECEMBER 31
                                                                        1998         1997
                                                                   ----------------------------
Net revenues:
  CD-ROM product sales                                                $   9,177    $  14,067
  Online sales                                                            1,773        1,615
  Royalties and licenses                                                  1,616          820
                                                                   ----------------------------
Total net revenues                                                       12,566       16,502

Cost of revenues:
  Cost of products and services                                           3,157        3,715
  Royalties and amortized software costs                                  2,942        2,634
                                                                   ----------------------------
Total cost of revenues                                                    6,099        6,349
                                                                   ----------------------------
Gross profit                                                              6,467       10,153

Operating expenses:
  Sales and marketing                                                     8,490        6,760
  Product development                                                     5,983        3,878
  General and administrative                                              2,684        1,941
                                                                   ----------------------------
Total operating expenses                                                 17,157       12,579
                                                                   ----------------------------
Operating loss                                                          (10,690)      (2,426)

Other (income) expense:
  Interest expense - third parties                                          554          622
  Interest expense - related parties                                        134        1,053
  Other                                                                    (161)         230
                                                                   ----------------------------
Total other (income) expense                                                527        1,905
                                                                   ----------------------------
Loss before income taxes and extraordinary item                         (11,217)      (4,331)
Income tax (expense) benefit                                                (28)          33
                                                                   ----------------------------
Loss before extraordinary item                                          (11,245)      (4,298)
Extraordinary loss on early extinguishment of debt                         (407)           -
                                                                   ----------------------------
Net loss                                                              $ (11,652)   $  (4,298)
                                                                   ============================

Basic loss per share:
Loss before extraordinary item                                         $  (1.73)   $   (1.36)
Extraordinary item                                                        (0.06)           -
                                                                   ----------------------------
Net loss per share                                                     $  (1.79)   $   (1.36)
                                                                   ============================

Weighted average shares used in computing basic loss per share        6,515,213    3,152,930
                                                                   ============================

SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     SERIES A
                                                   CONVERTIBLE     SERIES B CONVERTIBLE
                                                 PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK
                                               --------------------------------------------------------------
                                                 SHARES    AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT
                                               --------------------------------------------------------------
    Balance at December 31, 1996                 82,634   $     8        -     $    -           -  $   -
      Issuance of common stock                        -         -        -          -           -      -
      Issuance of warrants                            -         -        -          -           -      -
      Exercise of stock options                       -         -        -          -           -      -
      Comprehensive loss
        Net loss                                      -         -        -          -           -      -
        Other comprehensive loss                      -         -        -          -           -      -
      Total comprehensive loss
                                               --------------------------------------------------------------
    Balance at December 31, 1997                 82,634         8        -          -           -      -
      Exercise of stock options                       -         -        -          -           -      -
      Issuance of common stock                        -         -        -          -           -      -
      Exercise of warrants                            -         -        -          -           -      -
      Issuance of preferred stock                     -         -  778,746         78           -      -
      Conversion of notes payable into                -         -        -          -           -      -
        common stock
      Recapitalization contemporaneous with
        the initial public offering
        (NOTE 8)                                (82,634)       (8) (778,746)      (78)  6,793,699    679

      Issuance of common stock                        -         -        -          -   2,990,000    299
      Exercise of warrants                            -         -        -          -      18,330      2
      Exercise of stock options                       -         -        -          -      48,838      5
      Issuance of warrants                            -         -        -          -           -      -
      Comprehensive loss
        Net loss                                      -         -        -          -           -      -
        Other comprehensive loss                      -         -        -          -           -      -
      Total comprehensive loss                        -         -        -          -           -      -
                                               --------------------------------------------------------------
    Balance at December 31, 1998                      -    $    -        -      $   -   9,850,867   $985
                                               ==============================================================

                                                         ACCUMULATED
           CLASS A              CLASS B       ADDITIONAL    OTHER
         COMMON STOCK         COMMON STOCK     PAID-IN  COMPREHENSIVE ACCUMULATED
    -------------------------------------------
       SHARES     AMOUNT    SHARES    AMOUNT   CAPITAL       LOSS       DEFICIT     TOTAL
    ------------------------------------------------------------------------------------------

    3,145,178      $314     6,750       $ 1     $4,703     $(62)       $(9,912)   $(4,948)
         518          -         -         -         15        -              -         15
           -          -         -         -        328        -              -        328
           -          -     1,125         -          1        -              -          1

           -          -         -         -          -        -         (4,298)    (4,298)
           -          -         -         -          -        3              -          3
                                                                                 -------------
                                                                                   (4,295)

-----------------------------------------------------------------------------------------------
    3,145,696       314     7,875         1      5,047      (59)       (14,210)    (8,899)
     268,750         27   102,500        10        381        -              -        418
                      -    48,604         5         (5)       -              -          -
     516,769         52         -         -        (52)       -              -          -
           -          -         -         -      3,091        -              -      3,169
                      -   442,478        44      1,956        -              -      2,000

    (3,931,215)    (393) (601,457)      (60)       460        -              -        600
           -          -         -         -     20,176        -              -     20,475
           -          -         -         -         (2)       -              -          -
           -          -         -         -         76        -              -         81
           -          -         -         -        394        -              -        394

           -          -         -         -          -        -        (11,652)   (11,652)
           -          -         -         -          -      (35)             -        (35)
                                                                                 -------------
           -          -         -         -          -        -              -    (11,687)
    ------------------------------------------------------------------------------------------
           -    $     -         -    $    -    $31,522    $ (94)      $(25,862)  $   6,551
    ==========================================================================================


    SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                                      1998           1997
                                                                 ------------------------------
OPERATING ACTIVITIES
Net loss                                                           $  (11,652)    $   (4,298)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Extraordinary loss                                                    407              -
    Issuance of warrants                                                  394              -
    Depreciation and amortization                                         461            422
    Amortization of capitalized software development costs                963            576
    Issuance of common stock for services                                   -             15
    Noncash interest expense                                               39            147
    Write-off of investment                                                 -            120
    Changes in operating assets and liabilities:
      Trade and royalties receivables                                      85         (1,752)
      Inventories                                                        (255)          (227)
      Advance royalties                                                   403           (911)
      Prepaid expenses and other                                          126            (87)
      Accounts payable and accrued expenses                            (1,078)         1,084
      Royalties and commissions payable                                   (90)           374
      Accrued interest                                                   (546)           764
                                                                 ------------------------------
Net cash used in operating activities                                 (10,743)        (3,773)

INVESTING ACTIVITIES
Increase in note receivable                                              (200)             -
Purchase of property and equipment                                       (347)          (382)
Software development costs                                             (1,450)          (849)
                                                                 ------------------------------
Net cash used in investing activities                                  (1,997)        (1,231)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                 20,655              -
Proceeds from issuance of preferred stock                               3,169              -
Proceeds from long-term debt                                              350          4,192
Payments on long-term debt                                             (5,300)             -
Proceeds from notes payable to related parties                              -            500
Payments on notes payable to related parties                             (870)             -
Net (payments on) borrowings from lines-of-credit                      (2,635)           469
Payments on capital lease obligations                                     (35)           (68)
                                                                 ------------------------------
Net cash provided by financing activities                              15,334          5,093


                             Interactive Magic, Inc.

                                 (IN THOUSANDS)

                                                                        DECEMBER 31
                                                                    1998           1997
                                                               ------------------------------
Effect of currency exchange rate changes on cash and cash
  equivalents                                                           (35)             3
                                                               -----------------------------
Net increase in cash and cash equivalents                             2,559             92
Cash and cash equivalents at beginning of year                          384            292
                                                               =============================
Cash and cash equivalents at end of year                          $   2,943      $     384
                                                               =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                             $  1,376      $    760
                                                                =============================
Cash paid for income taxes                                         $      -      $      8
                                                                =============================

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable into stock                             $  2,600      $      -
                                                                =============================
Exercise of stock options for forgiveness of accrued interest     $     319   $          -
                                                                =============================



SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


1. DESCRIPTION OF BUSINESS

Interactive Magic, Inc. (the "Company") develops, publishes, and distributes 3-D interactive, simulation and strategy entertainment software to customers around the world via (1) retail distribution through international and domestic software outlets and (2) proprietary, pay-for-play online service on the Internet. The Company has agreements with various software licensors to manufacture, market, sell and distribute software in the United States. Through its wholly owned subsidiaries located in the United Kingdom and Germany, and through its online services, the Company also distributes its products internationally.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1998 and 1997, the Company incurred losses of $11,652,000 and $4,298,000, respectively, and has experienced negative cash flows from operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively pursuing potential acquirers for the purchase of the retail CD-ROM portion of its business (see Note 16). Management expects the anticipated disposition of its CD-ROM operations will substantially reduce or eliminate its operating losses and expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

                             Interactive Magic, Inc.

3. BUSINESS COMBINATION

On April 23, 1997, the Company acquired 100% of the outstanding capital stock of Interactive Creations, Inc. ("ICI") in exchange for 655,696 shares of the Company's Class A Common Stock (the "Merger"). Subsequent to the merger, ICI's name was changed to iMagic Online Corporation. The merger constituted a tax-free reorganization and was accounted for under the pooling of interests method of accounting in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the operations of the combined entities for the years ended December 31, 1998 and 1997.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. and Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include amounts in demand deposit accounts and investments with an original maturity date of three months or less when purchased.

INVENTORIES

Inventories consist of pre-packaged CD-ROM software packages and related materials and are stated at the lower of cost or market. Costs are determined using the first-in, first-out ("FIFO") cost flow assumption.

Inventories consist of the following (IN THOUSANDS):
                                                            DECEMBER 31
                                                          1998        1997
                                                      -------------------------

    Finished goods                                      $ 1,065      $  645
    Components                                              117          79
                                                      -------------------------
                                                          1,182         724
    Inventory valuation reserve                            (290)        (87)
                                                      =========================
                                                         $  892      $  637
                                                      =========================

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

ADVANCE ROYALTIES

Advance royalties represent prepayments made to independent software developers under development agreements. Advance royalties are expensed as part of royalties and amortized software costs at the contractual royalty rate based on actual net product sales. Management continuously evaluates the future realization of advance royalties, and charges to cost of revenues any amount that management deems unlikely to be amortized at the contractual royalty rate through product sales. At December 31, 1998 and 1997, the reserve for advance royalties was $1,654,000 and $1,050,000, respectively.

NOTE RECEIVABLE

In connection with the merger with MPG-Net, Inc. (Note 15), the Company entered into a loan agreement to assist MPG-Net, Inc. in funding its current operations. As of December 31, 1998 the Company had advanced MPG-Net, Inc. funds totaling $200,000 at an 18% annual interest rate. The note receivable is included in prepaid expenses and other current assets on the balance sheet.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation for equipment, furniture and fixtures and purchased software is computed using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the estimated useful life of the asset or the remaining lease term, whichever is less. Depreciation expense, including amortization of equipment leased under capital leases, was $461,000 and $415,000 for the years ended December 31, 1998 and 1997, respectively.

Property and equipment consists of the following (IN THOUSANDS):


                                                                 DECEMBER 31
                                                              1998         1997
                                                           -------------------------
  Equipment                                                  $  1,547     $ 1,287
  Furniture and fixtures                                          188         167
  Software                                                        488         425
  Leasehold improvements                                           59          54
                                                           -------------------------
                                                                2,282       1,933
  Less accumulated depreciation and amortization               (1,200)       (737)
                                                           -------------------------
                                                             $  1,082     $ 1,196
                                                           =========================

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the development of software for sale to customers are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Capitalized software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers.

Information related to net capitalized software development costs is as follows (IN THOUSANDS):

                                                    1998        1997
                                                 ------------------------

  Balance at beginning of year                     $  425      $  152
  Capitalized                                       1,450         849
  Amortized                                          (963)       (576)
                                                 ------------------------
  Balance at end of year                           $  912      $  425
                                                 ========================

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, accounts payable and other liabilities approximates fair value at December 31, 1998 and 1997.

REVENUE RECOGNITION

In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operations and revenue recognition practices.

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Revenue from CD-ROM product sales is recognized at the time of product shipment. Revenue from online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. Revenue from royalties and licenses is recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue is recognized upon delivery of the product master or the first copy provided collectibility is probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepts product returns and provides price protection on certain unsold merchandise. Revenue is recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs.

The accounts receivable allowance consists primarily of reserves for product returns, markdowns, price protection and warranty costs. The allowance also includes a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

PRODUCT DEVELOPMENT

Product development expenses (excluding capitalized software development costs) are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $3,590,000 and $2,529,000 for the years ended December 31, 1998 and 1997, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts, sales returns and allowances, warranty provisions, and estimates regarding the recoverability of prepaid royalty advances and inventory. Actual results could differ from those estimates.

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company follows the principles of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive income (loss).

EMPLOYEE STOCK COMPENSATION

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and make the required pro forma disclosures required by SFAS No. 123 (see Note 10). Under APB No. 25, because the exercise price of the Company's employee stock options is not less than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

BASIC NET LOSS PER SHARE

Basic net loss per share has been calculated in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. All shares used in computing basic net loss per share reflect the retroactive effect of the Company's July 1998 one-for-two reverse stock split.

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect net earnings, financial position or cash flows of the Company in 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires all non-owner changes in equity that are excluded from net earnings/loss under existing FASB standards to be included as items of comprehensive income/loss. Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity (deficit). The adoption of SFAS No. 130 had no impact on previously reported stockholders' equity (deficit). Prior year financial statements have been reclassified to conform with these requirements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate the adopting of the new statement will have a significant effect on earnings or the financial position of the Company.

                             Interactive Magic, Inc.

5. LINES OF CREDIT

The Company maintains a revolving line of credit arrangement with a bank for up to $2,750,000. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the current prime rate (7.75% at December 31, 1998). The weighted-average interest rate on the line of credit was 8.5% and 8.1% for the years ended December 31, 1998 and 1997, respectively. The balance outstanding as of December 31, 1998 and 1997 was $1,316,000 and $2,439,000, respectively. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority stockholder. In consideration for this guarantee, the Company will pay the stockholder as additional interest expense an amount equal to 6% of the outstanding balance on the line of credit. At December 31, 1998 and 1997, the Company incurred $64,000 and $144,000 and owed the stockholder $117,000 and $174,000 relating to this guarantee, respectively. These amounts are due no earlier than January 1, 2000.

The Company also entered into a line of credit agreement with its bank to borrow up to $150,000. The line of credit is collateralized by the Company's net property and equipment. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the current prime rate. The weighted-average interest rate on the line of credit was 8.5% and 8.1% for the years ended December 31, 1998 and 1997, respectively. The balance outstanding at December 31, 1998 and 1997 was $32,000 and $44,000, respectively.

During 1996, the Company also executed a line of credit agreement with another bank, the terms of which stipulated that the Company may borrow up to 75% of its eligible domestic accounts receivable up to a maximum of $1,500,000. The agreement entitled the bank to a perfected first lien security interest in all of the Company's assets. Borrowings under this credit agreement were $1,500,000 at December 31, 1997. Interest was payable monthly at prime plus 2.0%. The weighted-average interest rate on the line of credit was 10.1% for the year ended December 31, 1997. Also, monthly fees of an additional 0.5% were paid on outstanding advances under the line with a $15,000 minimum per quarter. The line of credit agreement expired and the related outstanding borrowings were repaid in full in February 1998.

On April 30, 1998, the Company closed on a $5 million line of credit bearing an interest rate of the bank's prime plus 2%. Borrowings on the line of credit were limited to the lesser of $5 million or 65% of the Company's outstanding eligible receivables and inventory. Borrowings on the line of credit were collateralized by the Company's accounts receivable, inventory, and intellectual property. The line of credit expired on October 15, 1998 and all outstanding borrowings were repaid in full.

                             Interactive Magic, Inc.

6. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at December 31, 1997(IN THOUSANDS):

 Note payable to a stockholder, due on demand after January 1, 1999,
   interest at 14% per annum                                               $  600
 Note payable to a stockholder, principal and interest due on demand after
   January 1, 1999, stated interest at 15% per annum until November 17, 1996,
   17% thereafter 1,000
 Note payable to a stockholder, principal and interest due on demand after
   January 1, 1999, stated interest at 15% per annum until January 6, 1997, 17%
   thereafter 1,000
 Note payable to related party, principal and interest due January 1,
   1999, interest at 10% per annum                                            870
                                                                        =============
                                                                           $3,470
                                                                        =============

On February 4, 1998, the $600,000 and the two $1 million notes payable to stockholders were converted into 132,744 shares of Series C Redeemable Convertible Preferred Stock and 442,478 shares of Class B Common Stock, respectively. In connection with the Company's July 1998 initial public offering, the Series C Redeemable Convertible Preferred Stock was converted into 132,744 shares of common stock and the 442,478 shares of Class B Common Stock were exchanged for an equal number of shares of common stock (see Note 9). Utilizing proceeds from the Company's initial public offering, the $870,000 note payable to a related party was repaid in full during 1998.

                             Interactive Magic, Inc.

7. LONG-TERM DEBT

Long-term debt, other than to related parties, consisted of the following at December 31, 1997 (IN THOUSANDS):

Note payable due January 31, 1998, stated interest at prime plus
  2% until an additional round of equity investment is received by the Company at which time the interest will be prime plus 4%, collateralized by property and equipment (net of unamortized
  discount of $5 at December 31, 1997)                                    $    495
Subordinated note payable due March 24, 2002, stated interest at
  13.5% per annum, collateralized by property, equipment and inventory (net of unamortized discount of $276 at December 31,
  1997)                                                                      2,724
Note payable due January 9, 1998, stated interest rate at prime (8.5%
  at December 31, 1997), collateralized by a personal guarantee of
  the Company's major shareholder                                              250
Junior, subordinated note payable, due August 30, 2002, interest payable in arrears every six months, at stated interest rate of
  11% per annum for the first twelve months, 12.0% per annum for next twelve months, and 12.5% thereafter until maturity,
  collateralized by the assets of the Company (net of unamortized
  discount of $165 at December 31, 1997)                                     1,035
                                                                       --------------
                                                                             4,504
Less current portion                                                           745
                                                                       --------------
Long-term debt, less current portion                                      $  3,759
                                                                       ==============


All of the aforementioned long-term debt was repaid in full utilizing proceeds from the Company's July 1998 initial public offering. As a result of the early extinguishment of the long-term debt, the Company recorded an extraordinary loss of $407,000 which consists of the difference between the principal amount and the net carrying amount of the extinguished debt.

8. LEASES

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2001. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

                             Interactive Magic, Inc.

8. LEASES (CONTINUED)

Property and equipment includes the following amounts for capital leases (IN THOUSANDS):

                                                                      DECEMBER 31
                                                                  1998           1997
                                                              -----------------------------

  Leased equipment                                               $   157       $  157
  Leased furniture and fixtures                                       53           53
                                                              -----------------------------
                                                                     210          210
  Less:  accumulated amortization                                   (125)         (85)
                                                              =============================
                                                                 $    85       $  125
                                                              =============================

The following is a schedule of future minimum lease payments for capital and operating leases for the years ending December 31 (IN THOUSANDS):

                                                                  CAPITAL        OPERATING
                                                                  LEASES          LEASES
                                                              --------------------------------

    1999                                                          $   28          $  329
    2000                                                              16             247
    2001                                                               -              20
                                                              --------------------------------
    Total future minimum lease payments                               44          $  596
                                                                              ================
    Less: amounts representing interest                               (6)
                                                              ----------------
    Present value of future minimum lease payments                    38
    Less: current portion                                            (23)
                                                              ----------------
                                                                  $   15
                                                              ================

Total rent expense incurred was approximately $462,000 and $309,000 for the years ended December 31, 1998 and 1997, respectively.

                             Interactive Magic, Inc.

9. STOCKHOLDERS' EQUITY (DEFICIT)

STOCK SPLIT

On July 1, 1998, the Company effected a one-for-two reverse stock split of the Company's capital stock in connection with the Company reincorporating in North Carolina. All references in the financial statements with regard to number of shares of each class of stock have been restated to reflect the reverse stock split for all periods presented.

INITIAL PUBLIC OFFERING

On July 27, 1998, the Company consummated an initial public offering ("IPO" or "Offering") of 2,600,000 shares of its common stock at a price of $8.00 per share. During August 1998, BlueStone Capital Partners, L.P. and Royce Investment Group, Inc. (collectively, the "underwriters") exercised in full their overallotment option to purchase an additional 390,000 shares of the Company's common stock at the IPO price. All of such shares were sold by the Company. The net proceeds to the Company from the offering and the exercise of the overallotment option were approximately $20.5 million.

RECAPITALIZATION

The Company was recapitalized through the exchange of securities which was effective as of the closing date of the Company's initial public offering as follows:

    Class A Common Stock: Exchanged for an aggregate of 3,931,215 shares of common stock.

    Class B Common Stock: Exchanged for an aggregate of 601,457 shares of common stock.

    Series A Convertible Preferred Stock: Converted into an aggregate of 82,634 shares of common stock.

    Series B Convertible Preferred Stock: Converted into an aggregate of 2,045,649 shares of common stock.

    Series C Redeemable Convertible Preferred Stock: Converted into an aggregate of 132,744 shares of common stock.

Upon consummation of the offering, the Company has authorized capital of 50,000,000 shares of $.10 par value common stock and 25,000,000 shares of $.10 par value preferred stock.

                             Interactive Magic, Inc.

9. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

During 1997, the Company issued 1,037 shares of its Class A Common Stock for services rendered. These transactions were valued based on the estimated fair value of the common stock at the time the related services were performed.

CONVERTIBLE PREFERRED STOCK

On February 4, 1998, the company issued 778,746 shares of its Series B Convertible Preferred Stock ("Series B Preferred") for net proceeds of $3,169,000. These shares were converted into 2,045,649 shares of common stock in connection with the Company's initial public offering. The Company and an affiliate of the holders of the Series B Preferred entered into a marketing agreement pursuant to which the Company was obligated to pay to the affiliate $400,000 for marketing services related to the Company's IPO. The Company satisfied its obligation during 1998 from proceeds of the IPO.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS

EMPLOYEE STOCK OPTIONS AND STOCK PLANS

Effective January 2, 1995, the Company adopted two employee incentive stock option plans (the "1995 Plans"). One plan provided for the granting of options to purchase Class A Common Stock which was voting stock, and one plan provided for the granting of options to purchase Class B Common Stock which was non-voting. The 1995 Plans are intended as incentives to induce key employees of the Company to remain in the employ of the Company or of any subsidiary of the Company, and to encourage such employees to own stock in the Company. This purpose is carried out by granting options to purchase shares of Common Stock. The Company may grant incentive stock options ("ISOs") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended to eligible participants under the 1995 Plans. The exercise price of an ISO may not be less than 100% of the fair market value of the underlying shares at the time the ISO is granted.

The 1995 Plans are administered by the Board of Directors. The Board has the authority to administer the 1995 Plans and determine, among other things, the interpretation of any provisions of the 1995 Plans, the eligible employees who are to be granted stock options, the number of shares which may be issued and the option exercise price.

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The Company's incentive stock options vest over time with 20% vesting during the second year after the date of grant with an additional 5% vesting each calendar quarter thereafter. Incentive stock options generally may only be exercised if the participant has been employed by the Company continuously for at least one year as of the last day of the first twelve-month period following the date of option grant. The option is only exercisable if the participant is employed by the Company and for limited periods of time after the participant's termination of employment. If the participant ceases to be employed on account of termination by the Company for cause or resignation (other than retirement as defined in the option agreement), the right to exercise any unexercised portion of the option terminates. If the participant is terminated by the company without cause, the participant shall be entitled to purchase, within three months, option shares equal to an additional 25% of the participant's option shares that were not exercisable as of the termination date. The option becomes immediately and fully exercisable in the event of a change in control as defined in the option agreement.

Performance options vest upon the earlier of the Company's achievement of certain performance standards or seven years from the date of grant. The number and exercise price of the options are fixed at the date of grant. Options are exercisable only in the event the participant is employed by the Company and for limited periods of time after the participant's termination of employment. If the participant ceases to be an employee on account of resignation (other than retirement as defined in the option agreement) or termination for cause, the right to exercise any unexercised portion of the option shall terminate. The option becomes immediately and fully exercisable as of a change in control as defined in the agreement.

As the exercise price of the options was not less than the fair value of the stock on the date of grant, no compensation expense was recorded related to these options.

During May 1998, the Company's 1998 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. The Company anticipates that no future grants will be made under the Company's 1995 incentive stock plans after the effective date of the 1998 Plan. A total of 800,000 shares of Common Stock have been reserved for issuance under the Plan. The Plan provides for grants to employees of incentive stock options. In addition, the Plan provides for grants of nonqualified stock options and stock purchase rights to employees, directors and consultants of the Company. The Plan is administered by the Board of Directors or by a Committee appointed by the Board. The administrator determines the terms of options and stock purchase rights granted, including the exercise price and the number of shares subject to option or stock purchase right. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Company's Common Stock on the date of the grant. The maximum term of options granted under the plan is 10 years.

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

During May 1998, the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Company has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation, not to exceed $25,000 per year, at a price per share equal to 85% of the fair market vale of a share of the Company's Common Stock on the last day of the offering period. The maximum number of shares that an employee may purchase in any offering period is 2,500 shares. Any employee who is customarily employed for at least 20 hours per week, and more than five months per calendar year and who is employed on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

The following table summarizes the ISO and PSO activity under the Company's 1995 and 1998 Stock Plans:

                                                                            WEIGHTED-
                                       SHARES       SHARES                  AVERAGE
                                     AVAILABLE    AVAILABLE                 EXERCISE
                                     FOR GRANT    FOR GRANT      OPTIONS    PRICE PER    OPTIONS
                                     1995 PLANS   1998 PLANS   OUTSTANDING   SHARE      EXERCISABLE
                                    ---------------------------------------------------------------
Balances at December 31, 1996       1,004,880             -   1,863,370        $1.78      54,644
  Options authorized for grant        607,500             -           -           -            -
  Options granted                    (330,316)            -     330,316         5.63           -
  Options exercised                         -             -      (1,125)        1.00           -
  Options canceled                    199,513             -    (199,513)        4.90           -
                                    ---------------------------------------------------------------
Balances at December 31, 1997       1,481,577             -   1,993,048         2.14   1,007,328
  Options authorized for grant              -       800,000           -         -              -
  Options granted                    (254,684)     (484,750)    739,434         4.80           -
  Options exercised                         -             -    (420,088)        1.19           -
  Options canceled                    322,626        7,800     (330,426)        4.70           -
                                    ---------------------------------------------------------------
Balances at December 31, 1998       1,549,519       323,050   1,981,968        $2.72     810,797
                                    ===============================================================

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The following summarizes information about the Company's stock options outstanding at December 31, 1998:


                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------
                                          WEIGHTED
                                          AVERAGE      WEIGHTED                  WEIGHTED
                                         REMAINING     AVERAGE                    AVERAGE
                             NUMBER     CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING       LIFE        PRICE     EXERCISABLE      PRICE
--------------------------------------------------------------------------------------------
          $1.000             999,500         4.38       $1.00        517,377       $1.00
     $2.000 - $4.125         481,389         7.65        3.44         84,561        2.06
          $4.250             150,000         6.17        4.25              -           -
          $6.000             351,079         6.49        6.00        208,859        6.00
                         -------------------------------------------------------------------
                           1,981,968         5.68       $2.72        810,797       $2.46
                         ===================================================================

The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for each option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                     YEAR ENDED DECEMBER 31
                                                       1998           1997
                                                   ----------------------------

  Expected dividend yield                                   0%          0%
  Risk-free interest rate                                   5%          6%
  Expected volatility                                      66%         59%
  Expected life (in years from vesting)                   3.4         1.9

For purpose of pro forma disclosures, the estimated fair values of the stock options are amortized to expense over the vesting period. The grant date Black-Scholes weighted-average value of options was $2.19 and $0.95 per share for 1998 and 1997, respectively.

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The following table shows pro forma net loss and net loss per share as if the fair value accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                        YEAR ENDED DECEMBER 31
                                                                          1998            1997
                                                                     ---------------- -------------
  Net loss as reported                                                $   (11,652)      $ (4,298)
  Pro forma compensation expense                                             (585)          (484)
                                                                     ---------------- -------------
  Pro forma net loss                                                  $   (12,237)      $ (4,782)
                                                                     ================ =============

  Net loss per share:
    Historical                                                         $    (1.79)      $  (1.36)
    Pro forma (for SFAS 123 disclosure purposes)                       $    (1.88)      $  (1.52)


STOCK WARRANTS

Warrants issued in connection with notes payable were recorded at their estimated fair value and credited to additional paid in capital. The resulting debt discount was amortized to interest expense over the term of the related debt. Warrants issued to members of the Board of Directors, consultants and financial advisors are recorded at their estimated fair value and the related general and administrative expense is charged when the warrants are issued. The estimated fair value of warrants issued to the placement agent in connection with the issuance of preferred stock in February 1998 was recorded as a stock issuance cost.

The following summarizes the activity of warrants:

                                                                 WARRANTS
                                                               OUTSTANDING
                                                          -------------------
Balance at December 31, 1996                                      261,157
Issued                                                            488,897
                                                          -------------------
Balance at December 31, 1997                                      750,054
Issued                                                            514,993
Exercised                                                        (535,875)
                                                          -------------------
Balance at December 31, 1998                                      729,172
                                                          ===================

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

All of the Company's outstanding warrants at December 31, 1998 were exercisable at prices ranging from $1.00 to $8.00 per share.

In connection with the conversion of a note payable, the Company had an additional commitment to issue 48,604 shares of its Class B common stock to the former holder of the note. The Company satisfied its commitment in August 1998 by issuing 48,604 shares of the Company's common stock.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

The Company has reserved authorized shares of Common Stock for future issuance as follows at December 31, 1998:

  Outstanding incentive stock options                               1,374,468
  Outstanding performance based stock options                         607,500
  Possible future issuance under stock option plan                  1,872,569
  Stock purchase warrants                                             729,172
                                                             -------------------
                                                                    4,583,709
                                                             ===================

11. INCOME TAXES

At December 31, 1998, the Company has a cumulative domestic federal net operating loss carryforward available to offset future taxable income of approximately $19 million which begins to expire in the year 2011. State tax losses of approximately $19 million will begin to expire in 2001. The Company also has $350,000 of research credits to carryforward for use against future domestic federal income taxes. U.S. tax laws impose limitations on the use of net operating losses and credits following certain changes in ownership. If such a change occurs, the limitations could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

                             Interactive Magic, Inc.

11. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at (IN THOUSANDS):

                                                                         DECEMBER 31
                                                                     1998           1997
                                                                 -----------------------------
   Deferred tax assets:
     Net operating loss carryforwards                               $7,797       $ 3,669
     Sales and accounts receivable reserves                            782         1,048
     Accrued salaries                                                   42            10
     Other reserves                                                     91           191
     Accrued interest to related party                                  77           397
     Depreciation                                                      (78)           17
     Research and development credit carryforward                      354            78
                                                                 -----------------------------
   Total deferred tax assets                                         9,065         5,410

   Deferred tax liabilities:
     Accounting method change                                           54            72
                                                                 -----------------------------
   Total deferred tax liabilities                                       54            72

   Less:
     Valuation allowance                                             9,011         5,338
                                                                 -----------------------------
   Total net deferred taxes                                         $    -       $     -
                                                                 =============================


The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 1998 and 1997, based on management's evaluation of the criteria set forth in SFAS No. 109.

For financial reporting purposes, (loss) income before income taxes and extraordinary item includes the following components (IN THOUSANDS):

                                                                        DECEMBER 31
                                                                     1998          1997
                                                                -----------------------------
   Pretax (loss) income:
     United States                                               $ (11,195)      $(4,873)
     Foreign                                                            (22)         542
                                                                -----------------------------
                                                                 $ (11,217)      $(4,331)
                                                                =============================

                             Interactive Magic, Inc.

11. INCOME TAXES (CONTINUED)

Significant components of the provision for income tax (expense) benefit attributable to continuing operations are as follows (in thousands):

                                                                             DECEMBER 31
                                                                        1998           1997
                                                                    ------------------------------
   Current:
     Federal                                                           $   -            $ 41
     Foreign                                                             (28)             (15)
     State                                                                 -                7
                                                                    ------------------------------
   Total current (expense) benefit                                     $ (28)           $ 33
                                                                    ==============================

12. RETIREMENT PLAN

The Company has a qualified 401(k) Retirement Plan. The Plan covers substantially all of the Company's full-time employees. Effective November 20, 1996, the Plan requires six months of full-time service for an employee to be eligible to participate. Participants may contribute up to 15% of their compensation to the Plan, subject to the yearly maximums established by the Internal Revenue Service. Employer matching contributions are at the discretion of the Company's Board of Directors. There were no discretionary employer contributions made during the years ended December 31, 1998 and 1997.

13. SIGNIFICANT CUSTOMERS

Revenues from significant customers, those representing 10% or more of net revenues for the respective periods, are summarized as follows:


                                                                   YEAR ENDED DECEMBER 31
                                                                   1998             1997
                                                              ---------------- ----------------

  Customer 1                                                        13%               -
  Customer 2                                                        16%               -
  Customer 3                                                         -               19%
  Customer 4                                                         -               10%

Additionally, two customers comprised 22% of accounts receivable at December 31, 1998 and three customers comprised 40% of accounts receivable at December 31, 1997.

                             Interactive Magic, Inc.

14. GEOGRAPHIC INFORMATION

In addition to domestic sales, the Company sells its product through its subsidiaries to international customers. These sales amounted to 54% and 37% of net revenues during the years ended December 31, 1998 and 1997, respectively.

The following table presents information related to the Company's operations by geographic location (IN THOUSANDS):


                                                                    YEAR ENDED DECEMBER 31
                                                                      1998           1997
                                                                 ------------------------------
Net revenue:
  United States                                                   $   6,283       $   10,396
  United Kingdom                                                      2,010            1,650
  Germany                                                             1,759            2,310
  Other                                                               2,514            2,146
                                                                 ------------------------------
                                                                  $  12,566       $   16,502
                                                                 ==============================


Long-lived assets:
  United States                                                   $    989        $    1,099
  United Kingdom                                                        73                80
  Germany                                                               20                17
                                                                 ------------------------------
                                                                  $  1,082        $    1,196
                                                                 ==============================

                             Interactive Magic, Inc.

15. SUBSEQUENT EVENTS

On January 25, 1999, the Company issued a convertible note for net proceeds to the Company of approximately $3.7 million. The note accrues interest at an annual interest rate of 6% and is due with principal on January 25, 2002. The holder of the convertible note may convert all or any portion of the note into the Company's common stock where the number of shares to be issued will be determined by dividing the principal plus interest due by the conversion price. The conversion price will equal 93% of the market price (as defined in the securities purchase agreement) of the Company's common stock at the date of conversion but not more than 120% of the market price at the date of the closing of the note agreement. The Company granted the holder of the note warrants to purchase the Company's stock at a one-for-two ratio of common stock issued as a result of the note conversion at an exercise price equal to the note conversion price. The beneficial conversion feature will result in a portion of the proceeds of the convertible note being allocated to the conversion feature which will significantly increase the reported interest expense associated with this note.

On January 29, 1999 the Company entered into an Agreement and Plan of Merger with MPG-Net, Inc. ("MPG-Net") pursuant to which MPG-Net was merged into the Company. The Company exchanged 600,000 shares of its common stock for all of the outstanding common stock of MPG-Net and issued 150,000 shares of its common stock in full settlement of certain debt obligations of MPG-Net. MPG-Net is primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The merger was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16.

The following unaudited pro forma data summarizes the combined operating results of the Company and MPG-Net as if the merger had occurred at January 1, 1997:


                                                                      YEAR ENDED DECEMBER 31
                                                                       1998            1997
                                                                   -------------- ---------------
Net revenues                                                       $  12,980,000  $ 16,638,000
Net loss                                                             (14,136,000)   (7,631,000)
Loss per share                                                           $(1.95)        $(1.96)
Weighted average shares used in computing basic loss per share         7,265,213     3,902,930

                             Interactive Magic, Inc.

16. ANTICIPATED SALE OF CD-ROM OPERATIONS (UNAUDITED)

On March 18, 1999, the Company announced plans to seek a buyer for the retail CD-ROM portion of its business and its plan to focus efforts exclusively on the development of its Internet products and online services. Management is currently in the process of identifying potential acquirers for the CD-ROM operations; however, no definitive agreements have been executed.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current  Directors

The following table sets forth information regarding the Directors of the
Company:

---------------------------------------------------------------------------------------------------
                                                           Year First
---------------------------------------------------------------------------------------------------
                                                           Elected As        Term
---------------------------------------------------------------------------------------------------
                          Name                              Director        Expires        Age
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
J.W. Stealey (2)                                              1995           1999           50
---------------------------------------------------------------------------------------------------
J. Nicholas England (1)                                       1997           1999           50
---------------------------------------------------------------------------------------------------
David H. Kestel (2)                                           1997           1999           65
---------------------------------------------------------------------------------------------------
W. Joseph McClelland (1) (2)                                  1997           1999           52
---------------------------------------------------------------------------------------------------
Avi Suriel (1)                                                1998           1999           38
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
(1) Member of Audit Committee
---------------------------------------------------------------------------------------------------
(2) Member of Compensation Committee
---------------------------------------------------------------------------------------------------


The current executive officers of the Company are as follows:

---------------------------------------------------------------------------------------------------
              Name                                   Office                       Officer Since
---------------------------------------------------------------------------------------------------
J.W. Stealey                       Chairman of the Board of Directors and              1995
                                   Chief Executive Officer
---------------------------------------------------------------------------------------------------
Carl L. Linke                      Vice President-Operations                           1998
---------------------------------------------------------------------------------------------------
Michael W. Oliver                  Chief Financial Officer, Secretary and              1999
                                   Treasurer
---------------------------------------------------------------------------------------------------
Joseph Rutledge                    Senior Vice President-Technology                    1995
---------------------------------------------------------------------------------------------------
Raymond Rutledge                   Vice President-Licensing                            1995
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------

Biographies of the Directors and Executive Officers

J. W. Stealey has been Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1995. Previously, he was founder, Chairman and Chief Executive Officer of MicroProse, Inc., a developer and publisher of flight simulation and strategy software titles from 1982 to 1993. Prior to 1982, Mr. Stealey was Group Director of Business Development of General Instruments. Prior to joining General Instruments Corporation, Mr. Stealey held management consulting positions with Cresap, McCormick and Paget and McKinsey & Co. in New York, New York. Mr. Stealey earned a B.S. degree in Aeronautical Engineering from the United States Air Force Academy. After graduation from the Academy, Mr. Stealey spent six years as an operational pilot in the United States Air Force. Mr. Stealey also received an M.B.A. in finance and strategic management from the Wharton School of Business of the University of Pennsylvania.

J. Nicholas England has served as a Director of the Company since February 1997. Since 1993, Mr. England has been a Research Professor in the Department of Computer Science at the University of North Carolina at Chapel Hill. From 1987 to 1993, he worked as Director of Product Development for advanced graphics, imaging and visualization hardware and software for Sun Microsystems, Inc. Previously, Mr. England founded two computer graphics companies. Mr. England is a Director of Numerical Design Limited in Chapel Hill, North Carolina, a private software company. He received a B.S. in Electrical Engineering from North Carolina State University.

David H. Kestel, CLU, has served as a Director of the Company since February 1997. Since 1992, Mr. Kestel has served as President of The Kestel Group, Inc., an estate planning, executive compensation and employee benefits company based in Potomac, Maryland. From 1978 to 1992, he worked at Blue Cross and Blue Shield of the National Capital Area, most recently as Senior Vice President, Marketing, and served as President of two domestic life insurance companies and two offshore reinsurance companies. Mr. Kestel received a B.B.A. and an M.B.A. from the University of Michigan. Mr. Kestel is a Member, Chartered Life Underwriter.

W. Joseph McClelland has served as a Director of the Company since February 1997. Since 1990, Mr. McClelland has been Vice President and a Member of the Board of GEC-Marconi Defense Systems Inc., an Arlington, Virginia-based subsidiary of GEC-Marconi Ltd., which produces and sells electronic warfare equipment to government customers. From 1988 to 1990, he was Director, Avionics, Armament and Electronic Combat, at the HQ United States Air Force Systems Command at Andrews Air Force Base in Maryland, where he supervised headquarters staff and provided corporate oversight of advanced programs. From 1986 to 1988, he was Director, United States Air Force Research and Development Liaison Office in London, England, where he initiated and managed U.S./U.K. cooperative research and development programs. Mr. McClelland received a B.S. in Engineering Mechanics and Mathematics from the United States Air Force Academy. He received an M.S. in Applied Mechanics from the University of Utah. Mr. McClelland is a graduate of the United States Air Force Test Pilot School.

Avi Suriel has served as a Director of the Company since February 1998. Since 1996, Mr. Suriel has been a Director of Vertical Financial Holdings, a European-based merchant banking firm focusing primarily on investments in the high technology industry. From 1993 to 1996, Mr. Suriel was a Director in the Investment Banking Division of Salomon Smith Barney. From 1990 to 1993, he was a Senior Associate in the Fixed Income Division at Morgan Stanley & Co. Incorporated. From 1988 to 1990, he was a Research Analyst in the Fixed Income Division at Merrill Lynch, Pierce, Fenner & Smith. Mr. Suriel also provides consulting services as a principal of Suriel Financial Consulting, which he founded. Mr. Suriel received a B.A. degree in Economics and International Relations from Hebrew University, Israel, and an M.B.A. in Finance from Fordham University.

Carl E. Linke has been Vice President of Operations since October 1998. Prior to joining the Company, Mr. Linke was responsible for the opening and operations of an office of Academy Graduates Executive Search, a personnel search boutique focused on former officers from the Nation's military forces. From 1990 to 1995 Mr. Linke served as Vice President of Operations for two software related companies in the Chicago area. For over twenty years Mr. Linke was an officer in the United States Army serving in operations positions and unit commands. He completed his service as a Lieutenant Colonel. Mr. Linke received a B.S. degree in Engineering from the United States Military Academy in 1970 and a Master of Science degree in Industrial Relations from the Krannert School of Management at Purdue University in 1977.

Michael W. Oliver was appointed Chief Financial Officer, Secretary and Treasurer effective January 1, 1999. Mr. Oliver was President of The Oliver Group from October 1997 to December, 1998. He was Treasurer of Reichhold Chemicals, Inc. from July 1990 to September 1997. He was Executive Vice President and Chief Financial Officer of The Harris Organization from January 1988 to June 1990; and Controller-Natural Resources of Eastern Enterprises from November 1979 to December 1987. Mr. Oliver received his B.A. in Economics from the University of Pittsburgh at Johnstown in 1975 and his M.B.A. from the Katz School of Business in 1977.

Joseph Rutledge has been Senior Vice President of Development for the Company since September 1994. Mr. Rutledge oversees the Company's internal software development activities. Prior to joining the Company, Mr. Rutledge founded and operated JR Associates, a private software consulting company which designed multimedia and "edutainment" products. From 1978 to 1994, Mr. Rutledge served as a technical systems consultant for Honeywell Inc., McDonnell Douglas Corp. and other defense technology companies. Mr. Rutledge is a graduate of the University of Pittsburgh with a B.S. degree in Mathematics. Mr. Rutledge is the brother of Raymond Rutledge.

Raymond Rutledge has served as the Company's Vice President of Licensing since February 1995. Mr. Rutledge oversees product development from external sources. From 1993 to 1995, Mr. Rutledge served as Vice President of Development for MicroProse, Inc., where he was responsible for overseeing development of hit releases such as F-15 Strike Eagle III, F-14 Fleet Defender, 1942 Pacific Air War and Ultimate Football. From 1988 to 1992, Mr. Rutledge served as Executive Vice President of RJO Enterprises, Inc., a systems engineering and software company. Mr. Rutledge graduated from the University of Pittsburgh with a B.S. degree in Electrical Engineering. He also earned a master's degree in Computer Science from Adelphi University. Mr. Rutledge is the brother of Joseph Rutledge.

Section 16(A) Beneficial Ownership Reporting Compliance

The Company believes that all directors and executive officers of the Company and all other persons known by the Company to be subject to Section 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during 1998 under Section 16(a) of that Act on a timely basis, except for each executive officer and director whom filed their initial report late. The Company's belief is based solely on its review of Forms 3,4, and 5 and amendments thereto, furnished to the Company during, and respect to, its most recent fiscal year by persons know to be subject to Section 16.

ITEM 10.      EXECUTIVE COMPENSATION

---------------------------------------------------------------------------------------------------
                                                                       Other           Restricted
---------------------------------------------------------------------------------------------------
                                                                       Annual          Stock
---------------------------------------------------------------------------------------------------
Name and Principal Position       Year        Salary $    Bonus $(1)   Compensation    Awards
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
J.W. Stealey                      1998        170,742          -       14,306(2)       (3)
---------------------------------------------------------------------------------------------------
  Chairman of the Board and       1997        160,000          -       16,832(2)       (3)
---------------------------------------------------------------------------------------------------
  Chief Executive Officer         1996        150,000          -       16,760(2)       (3)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Robert L. Pickens                 1998        138,750     20,000       7,215(2)        (3)
---------------------------------------------------------------------------------------------------
  President (4)                   1997        114,000          -       5,071(2)        (3)
---------------------------------------------------------------------------------------------------
                                  1996        122,124          -       3,454(2)        (3)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Joseph Rutledge                   1998        125,000     12,508             -         (3)
---------------------------------------------------------------------------------------------------
  Senior Vice President           1997          93,000         -             -         (3)
---------------------------------------------------------------------------------------------------
     Technology                   1996          92,000         -             -         (3)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Raymond Rutledge                  1998        120,000     24,396             -         (3)
---------------------------------------------------------------------------------------------------
  Vice President Licensing        1997          93,000         -             -         (3)
---------------------------------------------------------------------------------------------------
                                  1996          92,000         -             -         (3)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Douglas B. Kubel                  1998        120,000     14,746             -         (3)
---------------------------------------------------------------------------------------------------
  Vice President (5)              1997          93,000         -             -         (3)
---------------------------------------------------------------------------------------------------
                                  1996          92,000         -             -         (3)
---------------------------------------------------------------------------------------------------

(1)  Amount paid during year, earned in prior year
(2)  Use of Company auto and country club expenses
(3)  None awarded
(4)  Mr. Pickens resigned as President effective October 23,1998.
(5)  Mr. Kubel resigned as Vice President effective March 15, 1999.

Stock Options Granted During Fiscal Year

---------------------------------------------------------------------------------------------------
                          Number            % of Total
---------------------------------------------------------------------------------------------------
                          Of Securities     Options
---------------------------------------------------------------------------------------------------
                          Underlying        Granted to       Exercise or
---------------------------------------------------------------------------------------------------
                          Options           Employees in     Base Price         Expiration
---------------------------------------------------------------------------------------------------
Name                      Granted           Fiscal Year (1)  ($ / Share)         Date
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Douglas Kubel               30,000                 6%           $4.1250          10/8/03
---------------------------------------------------------------------------------------------------
Carl Linke                 100,000                21%           $4.2500          10/7/03
---------------------------------------------------------------------------------------------------
Joseph Rutledge             50,000                10%           $4.1250          10/8/03
---------------------------------------------------------------------------------------------------
Raymond Rutldge             50,000                10%           $4.1250          10/8/03
---------------------------------------------------------------------------------------------------
J.W. Stealey                50,000                10%           $4.1250          10/8/03
---------------------------------------------------------------------------------------------------

(1) Based upon 484,750 total options granted.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the only shareholders known by the Company to be the beneficial owners, as of March 31, 1999, of more than five percent (5%) of the outstanding shares of the Company:

---------------------------------------------------------------------------------------------------
Name and Address                   Shares Beneficially Owned     Percent of Shares Outstanding (1)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
J.W. Stealey                              2,725,617 (2)                        25.5%
---------------------------------------------------------------------------------------------------
  215 Southport Drive
---------------------------------------------------------------------------------------------------
  Morrisville, NC 27560
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Vertical Financial Holdings               2,045,649 (3)                        19.7%
---------------------------------------------------------------------------------------------------
  Hambrechtikerstrasse 61
---------------------------------------------------------------------------------------------------
  Ch-8640 Rapperswil
---------------------------------------------------------------------------------------------------
  Switzerland
---------------------------------------------------------------------------------------------------

(1)  Based on 10,671,448 shares outstanding
(2) Includes 50,000 shares subject to options and 236,389 shares subject to warrants. Excludes 600,000 shares held in trusts for Mr. Stealey's children over which Mr. David Kestel is the trustee. Mr. Stealey has neither voting power nor dispositive power over the shares held in the trusts. Mr. Stealey disclaims beneficial ownership of the shares held in the trusts.
(3) Includes 427,394 shares owned by entities beneficially owned by Vertical Financial Holdings and 1,220,084 shares owned by other entities over which Vertical Financial Holdings has voting power pursuant to a proxy agreement.

The table below gives the number of shares of Common Stock of the Company beneficially owned as of March 31, 1999 by persons who were members of the Board and executive officers of the Company during 1998.



-----------------------------------------------------------------------------------------------------
Name and Position                  Shares Beneficially Owned      Percent of Shares Outstanding (1)
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
J.W. Stealey                               2,725,617 (2)                        25.5%
-----------------------------------------------------------------------------------------------------
  Chairman of the Board and
-----------------------------------------------------------------------------------------------------
  Chief Executive Officer
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Robert L. Pickens                           300,401 (4)                          2.8%
-----------------------------------------------------------------------------------------------------
  President (3)
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Joseph Rutledge                             151,038 (5)                          1.4%
-----------------------------------------------------------------------------------------------------
  Vice President
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Raymond Rutledge                            138,831 (6)                          1.3%
-----------------------------------------------------------------------------------------------------
  Vice President
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Doug Kubel                                  187,582 (8)                          1.8%
-----------------------------------------------------------------------------------------------------
  Vice President (7)
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
J. Nicholas England                         41,000 (9)                           .4%
-----------------------------------------------------------------------------------------------------
  Director
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
David H. Kestel                             41,000 (9)                           .4%
-----------------------------------------------------------------------------------------------------
  Director
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
W. Joseph McClelland                        41,000 (9)                           .4%
-----------------------------------------------------------------------------------------------------
  Director
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Avi Suriel                                 237,784 (10)                          2.2%
-----------------------------------------------------------------------------------------------------
  Director
-----------------------------------------------------------------------------------------------------

(1)  Based on 10,671,448 shares outstanding.
(2) Includes 50,000 shares subject to options and 236,389 shares subject to warrants. Excludes 600,000 shares held in trusts for Mr. Stealey's children over which Mr. David Kestel is the trustee. Mr. Stealey has neither voting power nor dispositive power over the shares held in the trusts. Mr. Stealey disclaims beneficial ownership of the shares held in the trusts.
(3)  Mr. Pickens resigned as President effective October 23,1998.
(4)  Includes 62,813 shares subject to options and 13,845 subject to warrants.
(5)  Includes 144,375 shares subject to options.
(6)  Includes 129,625 shares subject to options.
(7)  Mr. Kubel resigned as Vice President effective March 15, 1999.
(8)  Includes 180,000 shares subject to options.
(9)  Includes 41,000 shares subject to warrants.
(10) Includes 91,667 shares subject to warrants.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a marketing agreement, dated January 3, 1995, with Mr. Stealey, pursuant to which Mr. Stealey makes his T-28 Trojan aircraft and his services as a pilot available to the Company in consideration for which the Company pays all of the expenses to store, operate and maintain such aircraft and to maintain Mr. Stealey's pilot license.

On April 11, 1995, the Company entered into a joint development agreement with NDL for the development of the Company's DEMON technology. J. Nicholas England, a director of the Company, is a director of NDL. To date, the Company has paid approximately $ 345,000 to NDL for the rights to the technology which includes amounts paid pursuant to a royalty of 1% of net sales based on products that incorporate the DEMON technology.

On December 4, 1995, the Company entered into a leasehold agreement with Southport Business Park Limited Partnership ("Southport") for the Company's principal executive offices located at 215 Southport Drive in Morrisville, North Carolina. The term of the lease is for a period of five years commencing April 1, 1996 at a monthly rent of $13,962, subject to adjustment in certain circumstances. J. W. Stealey has executed a personal guarantee in favor of Southport in connection with the leasehold agreement.

13.           EXHIBITS

     The following documents (unless indicated) are filed herewith and made a part of this Registration Statement.

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
1.01*         -Form of Underwriting Agreement
2.01*         -Plan and Agreement of Merger by and between I-Magic Mergeco, Inc.
              and Interactive Magic, Inc.
3.01*         -Articles of Incorporation
3.02*         -Bylaws
3.03*         -Articles of Merger of Interactive Magic, Inc.
4.01*         -Specimen Common Stock Certificate
4.02*         -Articles of Incorporation (see Exhibit 3.01)
4.03*         -Bylaws (see Exhibit 3.02)
4.04*         -Form of Representatives' Warrant Agreement, including Form of
              Warrant Certificate
5.01*         -Opinion of Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan,
              L.L.P.
10.01*        -Stock Purchase Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings
10.02*        -Investor's Rights Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings
10.03*        -Marketing Agreement, dated February 4, 1998, between the Company and General Capital
10.04*        -Merger Agreement, dated as of March 24, 1997, as amended April 2,
              1997, by and among the Company, Interactive Creations Acquisition
              Corp., certain shareholders of Interactive Creations Incorporated and Interactive Creations Incorporated
10.05*        -Form of Shareholder Agreement between the Company and each shareholder of Interactive Creations Incorporated
10.06*        -Form of Stock Purchase Warrant issued to each of J.W. Stealey,
              Robert L. Pickens, Laura Stealey, David H. Kestel, J. Nicholas
              England, W. Joseph McClelland, Avi Suriel, Marion Bass and
              Oppenheimer
10.07*        -Corporate Airplane Agreement, dated January 3, 1995, between J.W.
              Stealey and the Company
10.08*        -Loan and Security Agreement, dated March 24, 1997, as amended
              April 1, 1997 (See Exhibit 10.10 below), by and between the
              Company and Petra Capital LLC
10.09*        -Stock Purchase Warrant, dated March 24, 1997, as amended April 1,
              1997 (See Exhibit 10.10 below), and January 31, 1998, as amended, issued by the Company to Petra Capital LLC
10.10*        -First Amendment to Loan and Security Agreement and Stock Purchase
              Warrant dated April 1, 1997 by and between the Company and Petra
              Capital LLC

10.11*        -Promissory Note, dated August 25, 1997, issued by the Company to
              Branch Banking & Trust Company
10.12*        -Guaranty Agreement, dated August 25, 1997, between J.W. Stealey and Branch Banking & Trust Company
10.13*        -Loan and Security Agreement, dated September 29, 1997, among the
              Company, iMagic Online Corporation and Oberlin Capital, L.P.
10.14*        -Loan and Security Agreement, dated April 30, 1997, between
              Greyrock Business Credit, a Division of NationsCredit Commercial
              Corporation, and the Company
10.15*        -Lease Agreement, dated December 4, 1995, as amended February 7,
              1996, by and between Southport Business Park Limited Partnership and the Company
10.16*        -Employment Agreement, dated January 3, 1995, between the Company and J.W. Stealey, as amended
10.17*        -Employment Agreement, dated January 3, 1995, between the Company and Robert L. Pickens, as amended
10.18*        -Employment Agreement, dated March 25, 1996 between the Company and William J. Kaluza
10.19*        -Employment Agreement, dated January 3, 1995, between the Company and Joseph Rutledge, and form of amendment thereto
10.20*        -Employment Agreement, dated February 1, 1995, between the Company and Raymond Rutledge, and form of amendment thereto
10.21*        -Form of Class A Incentive Stock Option Plan
10.22*        -Form of Class B Incentive Stock Option Plan
10.23*        -Form of ICI Stock Option Plan
10.24*        -Form of 1998 Stock Plan
10.25*        -Form of 1998 Employee Stock Purchase Plan
10.26*        -Letter Agreement, dated as of May 27, 1998, by and among the
              Company and the holders of the Company's outstanding Series B
              Preferred Stock
10.27*        -Agreement and Plan of Merger by and among the Company, iMagic
              Online Corporation, MPG-Net, Inc., Multiplayer Games Network, Inc.
              and Tantalus, Inc., James Hettinger and Donn A. Clendenon dated as of January 25, 1999
10.28*        -Securities Purchase Agreement dated as of January 25, 1999 between the Company and RGC International Investors LDC ("RGC")
10.29*        -Promissory Note dated January 26, 1999 issued by the Company to
              RGC ("Note")
10.30*        -Registration Rights Agreement dated as of January 25, 1999 between the Company and RGC
10.31*        -Form of Warrant issuable by the Company pursuant to the Note
10.32*        -Amendment No. 1 dated February 12, 1999 to the Merger Agreement

10.33* -Escrow Agreement dated as of February 12, 1999 by and among the Company, Branch Banking and Trust Company, Multiplayer Games Network, Inc., Tantalus, Inc. and James Hettinger
10.34* -Registration Rights Agreement dated as of February 12, 1999 by and among the Company, Multiplayer Games Network, Inc. and Tantalus, Inc.
10.35* -Registration Rights Agreement dated as of February 12, 1999 by and among the Company, Andrew G.

               Burch, IFM Venture Group and James Bailey

--------------------------------------------------------------------------------

   *Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behlaf by the undersigned, thereunto duly authorized.


                                         Interactive Magic, Inc.

Dated April 15, 1999                     By : /S/ Michael W. Oliver
                                             ----------------------------------
                                                   Michael W. Oliver

                                         Title:  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                               Date
/S/ J.W. Stealey                        Chief Executive Officer (Principal      April 15,1999
-------------------------------------    Executive Officer) and Director
     J.W. Stealey

/S/ Michael W. Oliver                   Chief Financial Officer (Principal      April 15,1999
-------------------------------------    Financial Officer and Principal
     Michael W. Oliver                   Accounting Officer)

/S/ J. Nicholas England                 Director                                April 15,1999
-------------------------------------
     J. Nicholas England

/S/ W. Joseph McClelland                Director                                April 15,1999
-------------------------------------
     W. Joseph McClelland

/S/ Avi Suriel                          Director                                April 15,1999
-------------------------------------
     Avi Suriel