Form 10QSB
period 1999-03-31
INTERACTIVE MAGIC INC /NC/
filed 1999-05-20
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                 SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

        (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF EXCHANGE ACT

                        Commission file number 000-29750

                             INTERACTIVE MAGIC, INC.
        (Exact name of small business issuer as specified in its charter)

                    North Carolina              56-2092059
       (State of incorporation) (I.R.S. Employer Identification Number)

                         215 Southport Drive, Suite 1000
                        Morrisville, North Carolina 27560
                     (Address of principal executive offices)

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

Yes |X|           No | |

As of May 17, 1999 (the most recent practicable date), there were 10,682,871 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

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

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                             Interactive Magic, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 MARCH 31        DECEMBER 31
                                                                   1999              1998
                                                                (UNAUDITED)       (AUDITED)
                                                                ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 3,255          $ 3,025
   Trade receivables, net of allowances of $1,521 and $2,871,
     respectively                                                  1,404            2,168
   Inventories                                                       834              892
   Advance royalties, net                                          1,812            1,586
   Software development costs, net                                   344              912
   Prepaid expenses and other                                        123              112
                                                                ---------------------------------
Total current assets                                               7,772            8,695

Property and equipment, net                                        1,173            1,273

Noncurrent assets:
   Royalties receivable                                              706              726
   Other                                                              66               30
                                                                ---------------------------------
Total noncurrent assets                                              772              756
                                                                ---------------------------------
Total assets                                                     $ 9,717          $10,724
                                                                =================================


See accompanying notes.

                                                                                  MARCH 31        DECEMBER 31
                                                                                    1999              1998
                                                                                 (UNAUDITED)       (AUDITED)
                                                                              ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                         $    1,380       $    2,248
   Royalties and commissions payable                                                    488              768
   Lines of credit                                                                    1,323            1,348
   Current portion of capital lease obligations                                          52               56
   Rent payable to related parties                                                        -              481
   Accrued interest payable to related parties                                            -            4,320
   Notes payable to related parties                                                       -           12,490
                                                                              ------------------------------------
Total current liabilities                                                             3,243           21,711

Noncurrent liabilities:
   Accrued interest payable to related parties                                          145              117
   Long-term debt                                                                     3,304                -
   Capital lease obligations, less current portion                                       35               43
                                                                              ------------------------------------
Total noncurrent liabilities                                                          3,484              160

Stockholders' equity (deficit):
   Preferred Stock, $.10 par value; 25,000,000 shares authorized; none
      issued and outstanding                                                              -                -
   Common stock, $.10 par value; 50,000,000 shares authorized; 10,675,183 and 10,375,867 shares issued and outstanding at March 31, 1999 and
      December 31, 1998, respectively                                                 1,068            1,038
   Additional paid-in capital                                                        50,101           31,523
   Deferred compensation                                                                  -              (29)
   Accumulated deficit                                                              (48,071)         (43,585)
   Accumulated other comprehensive loss                                                (108)             (94)
                                                                              -----------------------------------
Total stockholders' equity (deficit)                                                  2,990          (11,147)
                                                                              ====================================
Total liabilities and stockholders' equity (deficit)                             $    9,717       $   10,724
                                                                              ====================================

                             Interactive Magic, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED MARCH 31
                                                                            1999             1998
                                                                      ----------------------------------
Net revenues:
  CD-ROM product sales                                                   $       561     $     4,057
   Online sales                                                                   484             386
   Royalties and licenses                                                           7             516
   Advertising and other                                                          112               6
                                                                      ----------------------------------
Total net revenues                                                              1,164           4,965

Cost of revenues:
   Cost of products and services                                                  429             988
   Royalties and amortized software costs                                          91             910
                                                                      ----------------------------------
Total cost of revenues                                                            520           1,898
                                                                      ----------------------------------
Gross profit                                                                      644           3,067

Operating expenses:
   Sales and marketing                                                          1,475           1,704
   Product development                                                          2,020           1,327
   General and administrative                                                   1,244             590
                                                                      ----------------------------------
Total operating expenses                                                        4,739           3,621
                                                                      ----------------------------------
Operating loss                                                                 (4,095)           (554)

Other (income) expense:
   Interest expense - third parties                                               743             200
   Interest expense - related parties                                             144             367
   Other                                                                          (38)              -
                                                                      ----------------------------------
Total other (income) expense                                                      849             567
                                                                      ----------------------------------
Loss before income taxes and extraordinary item                                (4,944)         (1,121)
Income tax expense                                                                 35             128
                                                                      ----------------------------------
Loss before extraordinary item                                                 (4,979)         (1,249)
Extraordinary gain on early extinguishment of debt                                493               -
                                                                      ==================================
Net loss                                                                  $    (4,486)    $    (1,249)
                                                                      ==================================

Basic loss per share:
Loss before extraordinary item                                            $    (0.47)     $     (0.32)
Extraordinary item                                                              0.05                -
                                                                      ----------------------------------
Net loss per share                                                        $    (0.42)     $     (0.32)
                                                                      ==================================

Weighted average shares used in computing basic loss per share            10,555,467        3,954,558
                                                                      ==================================


                             Interactive Magic, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         SERIES A CONVERTIBLE    SERIES B CONVERTIBLE
                                                            PREFERRED STOCK         PREFERRED STOCK          COMMON STOCK
                                                       --------------------------------------------------------------------------
                                                         SHARES       AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT
                                                       --------------------------------------------------------------------------
Balance at December 31, 1997                              82,634     $    8             -      $   -             -         -
   Exercise of stock options                                   -          -             -          -             -         -
   Deferred compensation related to grant of stock
     options                                                   -          -             -          -             -         -
   Issuance of common stock                                    -          -             -          -             -         -
   Exercise of warrants                                        -          -             -          -             -         -
   Issuance of preferred stock                                 -          -       778,746         78             -         -
   Conversion of notes payable into common stock               -          -             -          -             -         -
   Recapitalization contemporaneous with the
     initial public offering (NOTE 9)                    (82,634)        (8)     (778,746)       (78)    7,318,699       732
   Issuance of common stock                                    -          -             -          -     2,990,000       299
   Exercise of warrants                                        -          -             -          -        18,330         2
   Exercise of stock options                                   -          -             -          -        48,838         5
   Issuance of warrants                                        -          -             -          -             -         -
   Amortization of deferred compensation                       -          -             -          -             -         -
   Comprehensive loss
     Net loss                                                  -          -             -          -             -         -
     Other comprehensive loss                                  -          -             -          -             -         -
   Total comprehensive loss
                                                       --------------------------------------------------------------------------
Balance at December 31, 1998                                   -          -             -          -      10,375,867    1,038
   Exercise of stock options                                   -          -             -          -         104,316       10
   Issuance of warrants                                        -          -             -          -             -         -
   Issuance of convertible debentures (NOTE 7)                 -          -             -          -             -         -
   Issuance of common stock for services                       -          -             -          -          45,000        5
   Issuance of common stock in settlement of note
     payable to related party                                  -          -             -          -         150,000       15
   Cancellation of notes payable and other
     obligations to stockholder                                -          -             -          -             -         -
   Amortization of deferred compensation                       -          -             -          -             -         -
   Comprehensive loss
     Net loss                                                  -          -             -          -             -         -
     Other comprehensive loss                                  -          -             -          -             -         -
   Total comprehensive loss
Balance at March 31, 1999 (UNAUDITED)                          -     $    -             -     $    -    10,675,183   $ 1,068
                                                       ==========================================================================





                                                                       ACCUMULATED
              CLASS A                   CLASS B          ADDITIONAL       OTHER
            COMMON STOCK             COMMON STOCK         PAID-IN     COMPREHENSIVE       DEFERRED     ACCUMULATED
                                                          CAPITAL            LOSS      COMPENSATION      DEFICIT        TOTAL
     ------------------------------------------------
         SHARES       AMOUNT      SHARES       AMOUNT
     ----------------------------------------------------------------------------------------------------------------------------
      3,670,696       $  367      7,875        $   1        $5,000       $(59)           $   -        $(29,402)       $(24,085)
        268,750           27    102,500           10           381          -                -               -             418

              -            -           -            -          48           -              (48)              -               -
              -            -     48,604            5            (5)         -                -               -               -
        516,769           52          -            -           (52)         -                -               -               -
              -            -          -            -         3,091          -                -               -           3,169
              -            -    442,478           44         1,956          -                -               -           2,000

     (4,456,215)        (446)  (601,457)         (60)          460          -                -               -             600
              -            -          -            -        20,176          -                -               -          20,475
              -            -          -            -            (2)         -                -               -               -
              -            -          -            -            76          -                -               -              81
              -            -          -            -           394          -                -               -             394
              -            -          -            -            -           -               19               -              19

              -            -          -            -            -           -                -         (14,183)        (14,183)
              -            -          -            -            -         (35)               -               -             (35)
                                                                                                                    -------------
                                                                                                                       (14,218)
     ----------------------------------------------------------------------------------------------------------------------------
              -            -          -            -        31,523        (94)             (29)        (43,585)        (11,147)
              -            -          -            -           207          -                -               -             217
              -            -          -            -           466          -                -               -             466
              -            -          -            -           591          -                -               -             591
              -            -          -            -           228          -                -               -             233

              -             -         -            -           763          -                -               -             778

              -             -         -            -        16,323          -                -               -          16,323
              -            -          -            -            -           -               29               -              29

              -            -          -            -            -           -                -          (4,486)         (4,486)
              -            -          -            -            -         (14)               -               -             (14)
                                                                                                                    -------------
                                                                                                                        (4,500)
     ----------------------------------------------------------------------------------------------------------------------------
              -      $     -          -       $    -       $50,101      $(108)         $     -        $(48,071)         $2,990
     ============================================================================================================================



     SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                       1999                1998
                                                                                -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $     (4,486)      $     (1,249)
Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary gain on early extinguishment of debt                                   (497)                 -
     Issuance of warrants                                                                   76                  -
     Depreciation and amortization                                                         166                116
     Amortization of capitalized software development costs                                212                250
     Issuance of stock for services                                                        233                  -
     Amortization of deferred compensation                                                  29                 12
     Noncash interest expense                                                              591                 33
     Write-off of capitalized software development costs                                   393                  -
     Changes in operating assets and liabilities:
       Trade and royalties receivables                                                     784             (1,704)
       Inventories                                                                          58               (128)
       Advance royalties                                                                  (226)               367
       Prepaid expenses and other                                                          (47)                23
       Accounts payable and accrued expenses                                              (656)               249
       Royalties and commissions payable                                                  (280)                77
        Accrued interest and rent payable to related parties                               153                262
                                                                                -----------------------------------------
Net cash used in operating activities                                                   (3,497)            (1,692)

INVESTING ACTIVITIES
Purchase of property and equipment                                                         (66)               (52)
Software development costs                                                                 (37)              (583)
                                                                                -----------------------------------------
Net cash used in investing activities                                                     (103)              (635)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                     217                  9
Proceeds from issuance of preferred stock                                                    -              3,169
Payments on long-term debt                                                                   -                (20)
Proceeds from issuance of convertible debentures                                         3,664                  -
Proceeds from notes payable to related parties                                               -                363

                             Interactive Magic, Inc.

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                    1999                1998
                                                                             -----------------------------------------
Net borrowings from lines-of-credit                                                     (25)            (1,426)
Payments on capital lease obligations                                                   (12)               (18)
                                                                             -----------------------------------------
Net cash provided by financing activities                                             3,844              2,077

Effect of currency exchange rate changes on cash and cash
  equivalents                                                                           (14)               (20)
                                                                             -----------------------------------------
Net increase  (decrease) in cash and cash equivalents                                   230               (270)
Cash and cash equivalents at beginning of period                                      3,025                403
                                                                             -----------------------------------------
Cash and cash equivalents at end of period                                       $    3,255         $      133
                                                                             =========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $       26          $     276
                                                                             =========================================
NONCASH INVESTING AND FINANCING ACTIVITIES
Cancellation of notes payable and other obligations to
  stockholder                                                                    $   16,323           $      -
                                                                             =========================================
Issuance of stock for settlement of outstanding notes payable and accrued
    interest to related parties                                                  $     778            $      -
                                                                             =========================================
Issuance of warrants in connection with long-term debt                           $     390            $      -
                                                                             =========================================



SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                   Notes to Consolidated Financial Statements

   (INFORMATION AS OF MARCH 31, 1999 AND FOR THE THREE MONTHS ENDED MARCH 31,
                           1999 AND 1998 IS UNAUDITED)



1. DESCRIPTION OF BUSINESS

Interactive Magic, Inc. (the "Company") develops, publishes, and distributes 3-D interactive, simulation and strategy entertainment software to customers around the world via (1) retail distribution through international and domestic software outlets and (2) proprietary, pay-for-play online service on the Internet. The Company also provides real-time 3-D entertainment for multi-user online/Internet play, as well as creating interactive entertainment platforms on the internet, such as online game channels, game hub and websites. The Company has agreements with various software licensors to manufacture, market, sell and distribute software in the United States. Through its wholly owned subsidiaries located in the United Kingdom and Germany, and through its online services, the Company also distributes its products internationally.

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Interactive Magic, Inc. (the "Company"), a North Carolina corporation, and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. And Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Interactive Magic, Inc. consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                             Interactive Magic, Inc.

3. BUSINESS COMBINATION

On February 12, 1999 the Company acquired 100% of the outstanding capital stock of MPG-Net, Inc. ("MPG-Net") pursuant to which MPG-Net was merged into the Company ("the merger"). The Company exchanged 525,000 shares of its common stock and options to purchase 30,000 shares of its common stock for all of the outstanding common stock and options of MPG-Net and issued 150,000 shares of its common stock valued at $778,000 in full settlement of certain debt obligations of MPG-Net totaling $1,271,000. The Company has recognized the difference between these amounts in 1999 as an extraordinary gain on the early extinguishment of debt. The merger constituted a tax-free reorganization and was accounted for under the pooling of interests method of accounting in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the operations of the combined entities for the quarters ended March 31, 1999 and 1998.

Immediately prior to the merger, notes payable with accrued interest and other related obligations to MPG-Net's stockholder totaling $16,111,000 were forgiven and were recorded as contributed capital to MPG-Net. MPG-Net's stockholder also assumed it's obligation for unpaid professional fees totaling $212,000 and received in exchange a $212,000 note from MPG-Net which was then forgiven. The amount has been recorded as contributed capital to MPG-Net. Also in connection with the merger, the Company issued 45,000 shares of its common stock for a total consideration of $233,000 in settlement of certain merger related services.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands):

                                           ONE MONTH                THREE MONTHS
                                       ENDED JANUARY 31           ENDED MARCH 31
                                              1999                      1998
                                           (UNAUDITED)
                                   ---------------------------------------------
Net Revenues
    Interactive Magic, Inc.                  $ 302                    $  4,913
    MPG-Net, Inc.                               24                          52
                                   ---------------------------------------------
    Combined                                 $ 326                    $  4,965
                                   =============================================

Net Loss
    Interactive Magic, Inc.               $ (1,664)                    $  (621)
    MPG-Net, Inc.                             (242)                       (628)
                                   ---------------------------------------------
    Combined                              $ (1,906)                  $  (1,249)
                                   =============================================

The accompanying consolidated financial statements include the financial results of the combined entities for all periods presented.

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

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


Inventories consist of the following (IN THOUSANDS):
                                                MARCH 31       DECEMBER 31
                                                 1999            1998
                                            ---------------------------------

     Finished goods                            $    856       $  1,065
     Components                                     329            117
                                            ---------------------------------
                                                  1,185          1,182
     Inventory valuation reserve                   (351)          (290)
                                            =================================
                                               $    834       $    892
                                            =================================


ADVANCE ROYALTIES

Advance royalties represent prepayments made to independent software developers under development agreements. Advance royalties are expensed as part of royalties and amortized software costs at the contractual royalty rate based on actual net product sales. Management continuously evaluates the future realization of advance royalties, and charges to cost of revenues any amount that management deems unlikely to be amortized at the contractual royalty rate through product sales. At March 31, 1999 and December 31, 1998, the reserve for advance royalties was $1,724,000 and $1,654,000, respectively.

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation for equipment, furniture and fixtures and purchased software is computed using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the estimated useful life of the asset or the remaining lease term, whichever is less. Depreciation expense, including amortization of equipment leased under capital leases, was $166,000 and $112,000 for the three months ended March 31, 1999 and 1998, respectively.

Property and equipment consists of the following (IN THOUSANDS):

                                                    MARCH 31         DECEMBER 31
                                                      1999              1998
                                                   -----------------------------
   Equipment                                         $   2,413       $   2,376
   Furniture and fixtures                                  411             382
   Software                                                537             537
   Leasehold improvements                                   77              77
                                                   -----------------------------
                                                         3,438           3,372
   Less accumulated depreciation and amortization       (2,265)         (2,099)
                                                   -----------------------------
                                                     $   1,173       $   1,273
                                                   =============================

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

Information related to net capitalized software development costs is as follows (IN THOUSANDS):

                                            MARCH 31, 1999     DECEMBER 31, 1998
                                          --------------------------------------

   Balance at beginning of period            $     912          $       425
   Capitalized                                      37                1,450
   Written off                                    (393)                   -
   Amortized                                      (212)                (963)
                                          --------------------------------------
   Balance at end of period                  $     344          $       912
                                          ======================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, accounts payable and other liabilities approximates fair value at March 31, 1999 and December 31, 1998.

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

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)



However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operations and revenue recognition practices

Revenue from CD-ROM product sales is recognized at the time of product shipment. Revenue from online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. Revenue from royalties and licenses is recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue is recognized upon delivery of the product master or the first copy; provided collectibility is probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepts product returns and provides price protection on certain unsold merchandise. Revenue is recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs.

Revenue from certain software development contracts with fixed price components is recognized on the percentage of completion basis in accordance with the American Institute of Certified Public Accountants' SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In accordance with SOP 81-1, the Company recognizes percentage of completion revenue based upon the ratio of accumulated incurred costs to the total estimated costs to complete each contract.

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

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)


PRODUCT DEVELOPMENT

Product development expenses (excluding capitalized software development costs) are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $560,000 and $603,000 for the three months ended March 31, 1999 and 1998, respectively.

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

FOREIGN CURRENCY TRANSLATION

The Company follows the principles of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," using the local currency of its operating subsidiaries as the functional currency. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Adjustments resulting from translation of financial statements are reflected as a component of accumulated other comprehensive loss.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

                             Interactive Magic, Inc.

4. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)


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

5. LINES OF CREDIT

The Company maintains a revolving line of credit arrangement with a bank for up to $2,750,000. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the current prime rate (7.75% at December 31, 1998). The weighted-average interest rate on the line of credit was 7.75% and 8.50% for the three months ended March 31, 1999 and 1998, respectively. The balance outstanding as of March 31, 1999 and December 31, 1998 was $1,316,000. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority stockholder. In consideration for this guarantee, the Company will pay the stockholder an amount equal to 6% of the outstanding balance on the line of credit (which has been recorded as interest expense). At March 31, 1999 and December 31, 1998, the Company owed the stockholder $145,000 and $117,000 relating to this guarantee, respectively. These amounts are due no earlier than January 1, 2000.

The Company also entered into a line of credit agreement with its bank to borrow up to $150,000. The Company's net property and equipment collateralize the line of credit. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the current prime rate. The weighted-average interest rate on the line of credit was 7.75% and 8.50% for the three months ended March 31, 1999 and 1998, respectively. The balance outstanding at March 31, 1999 and December 31, 1998 was $7,000 and $32,000, respectively.

                             Interactive Magic, Inc.

6. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 1998 (IN THOUSANDS):

 Note payable to stockholder, unsecured, interest at 8% per annum    $    11,290
 Note payable to related party, unsecured, interest at 8% per annum        1,200
                                                                     -----------
                                                                     $    12,490
                                                                     ===========


The Company incurred interest expense related to these notes totaling $124,000 and $239,000 during the three months ended ended March 31, 1999 and 1998, respectively. Accrued interest due on these notes was $0 and $4,320,000 at March 31, 1999 and December 31, 1998, respectively. In connection with the merger with MPG-Net, MPG-Net's notes payable to related parties and the related accrued interest were satisfied as described in Note 3.

7. LONG-TERM DEBT

On January 25, 1999, the Company issued a convertible debenture ("the debenture") for net proceeds to the Company of approximately $3.7 million. The debenture accrues interest at an annual interest rate of 6% and is due with principal on January 25, 2002. The holder of the convertible debenture may convert all or any portion of the debenture into the Company's common stock where the number of shares to be issued will be determined by dividing the principal plus interest due by the conversion price. The conversion price will be equal to the lesser of a conversion price ranging from 77% to 93% of the market price of the Company's common stock (as defined in the securities purchase agreement) or a conversion price ranging from 104% to 120% of a fixed conversion price (as defined in the securities purchase agreement). On the date of conversion, if the Company's common stock trades at a price higher than the fixed conversion price, the Company is obligated to issue to the holder of the debenture warrants to purchase the Company's stock at a one-for-two ratio of common stock issued as a result of the debenture conversion at an exercise price equal to the debenture conversion price. The beneficial conversion feature resulted in a portion of the proceeds of the convertible debenture being allocated to the conversion feature, which significantly increased the reported interest expense associated with this debenture. For the three months ended March 31, 1999, the Company recorded interest expense of $635,000 related to this debenture of which $591,000 is attributable to the beneficial conversion feature of the debenture. The Company issued 200,000 warrants to the broker of the convertible debenture valued at $390,000. These warrants were recorded as additional paid-in capital and the resulting debt discount will be amortized to interest expense over the term of the debenture. These warrants have a weighted average exercise price of $4.85 and were exercisable upon issuance.

                             Interactive Magic, Inc.

8. LEASES

The Company rents its facilities and certain office equipment under noncancelable operating leases, which expire at various times through 2001, as well as certain computer and office equipment leases with third parties through 2003. The monthly rent under certain facility leases is periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (IN THOUSANDS):

                                            MARCH 31 1999       DECEMBER 31 1998
                                        ----------------------------------------

   Leased equipment                         $    247             $    247
   Leased furniture and fixtures                  53                   53
                                        ----------------------------------------
                                                 300                  300
   Less:  accumulated amortization              (174)                (159)
                                        ----------------------------------------
                                            $    126             $    141
                                        ========================================


Total rent expense incurred was approximately $103,000 and $153,000 for the three months ended March 31, 1999 and 1998, respectively.


9. STOCKHOLDERS' EQUITY (DEFICIT)


RECAPITALIZATION

The Company was recapitalized through the exchange of securities, which was effective as of the closing date of the Company's initial public offering in July 1998, as follows:

     Class A Common Stock: Exchanged for an aggregate of 4,456,215 shares of common stock.

     Class B Common Stock: Exchanged for an aggregate of 601,457 shares of common stock.

     Series A Convertible Preferred Stock: Converted into an aggregate of 82,634 shares of common stock.

     Series B Convertible Preferred Stock: Converted into an aggregate of 2,045,649 shares of common stock.

                             Interactive Magic, Inc.

9. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     Series C Redeemable Convertible Preferred Stock: Converted into an aggregate of 132,744 shares of common stock.

Upon consummation of the initial public offering, the Company has authorized capital of 50,000,000 shares of $.10 par value common stock and 25,000,000 shares of $.10 par value preferred stock.


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

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The Company's incentive stock options vest over time with 20% vesting during the second year after the date of grant with an additional 5% vesting each calendar quarter thereafter. Incentive stock options generally may only be exercised if the participant has been employed by the Company continuously for at least one year as of the last day of the first twelve-month period following the. date of option grant. The option is only exercisable if the participant is employed by the Company and for limited periods of time after the participant's termination of employment. If the participant ceases to be employed on account of termination by the Company for cause or resignation (other than retirement as defined in the option agreement), the right to exercise any unexercised portion of the option terminates. If the participant is terminated by the company without cause, the participant shall be entitled to purchase, within three months, option shares equal to an additional 25% of the participant's option shares that were not exercisable as of the termination date. The option becomes immediately and fully exercisable in the event of a change in control as defined in the option agreement

Performance options vest upon the earlier of the Company's achievement of certain performance standards or seven years from the date of grant. The number and exercise price of the options are fixed at the date of grant. Options are exercisable only in the event the participant is employed by the Company and for limited periods of time after the participant's termination of employment. If the participant ceases to be an employee on account of resignation) (other than retirement as defined in the option agreement) or termination for cause, the right to exercise any unexercised portion of the option shall terminate. The option becomes immediately and fully exercisable as of a change in control as defined in the agreement.

In January 1998, the Company entered into an employment and option grant agreement with a key employee. In accordance with the terms of the agreement, the Company granted an option to the employee to purchase 30,000 shares of the Company's outstanding common stock at an exercise price of $.01 per share. The option agreement provided for 20% vesting immediately and the remaining 80% vesting over four years with accelerated vesting upon a change in control of the Company. The Company recorded deferred compensation of $47,500 at the date of the option grant representing the difference between the grant price and the estimated fair value of the Company's common stock. This amount is being amortized over the vesting period of the option and totaled $19,000 during the year ended December 31, 1998. In connection with the acquisition of MPG-Net in February 1999, the option became fully vested, the option was exercised in full and the remaining unamortized deferred compensation was fully expensed.

During May 1998, the Company's 1998 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. The Company anticipates that no future grants will be made under the Company's 1995 incentive stock plans after the effective date

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

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

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The following table summarizes the activity under the Company's Stock Option
Plans:

                                               OPTIONS       WEIGHTED-AVERAGE EXERCISE           OPTIONS
                                            OUTSTANDING           PRICE PER SHARE                EXERCISABLE
                                            -------------------------------------------------------------------------
Balances at December 31, 1997                 1,993,048                 $2.14                    1,007,328
   Options granted                              769,434                  4.61                        -
   Options exercised                           (420,088)                 1.19                        -
   Options canceled                            (330,426)                 4.70                        -
                                            ------------------------------------------------------------------------
Balances at December 31, 1998                 2,011,968                  2.68                      833,373
   Options granted                              623,330                  4.25                        -
   Options exercised                           (104,316)                 2.08                        -
   Options canceled                             (35,954)                 5.90                        -
                                            -------------------------------------------------------------------------
Balances at March 31, 1999                    2,495,028                 $3.05                      948,092
                                            =========================================================================

The following summarizes information about the Company's stock options outstanding at March 31, 1999:

                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE        WEIGHTED                         WEIGHTED
                                                   REMAINING        AVERAGE                         AVERAGE
                                   NUMBER         CONTRACTUAL      EXERCISE         NUMBER       EXERCISE PRICE
  RANGE OF EXERCISE PRICES       OUTSTANDING         LIFE            PRICE        EXERCISABLE
----------------------------------------------------------------------------------------------------------------

        $0.010 - $1.000              970,937          3.96          $1.00            588,171         $1.00
        $2.000 - $4.125              565,736          6.33          $3.56            121,476         $2.69
        $4.250 - $4.500              652,150          5.47          $4.29             25,000         $4.25
             $6.000                  306,205          5.77          $6.00            213,445         $6.00
                              ----------------------------------------------------------------------------------
                                   2,495,028          5.10          $3.05            948,092         $2.40
                              ==================================================================================

The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for each option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

                                  THREE MONTHS ENDED          THREE MONTHS ENDED
                                     MARCH 31, 1999             MARCH 31, 1998
                             ---------------------------------------------------

   Expected dividend yield                       0%                           0%
   Risk-free interest rate                       5%                           5%
   Expected volatility                          66%                          66%
   Expected life (in years from vesting)       2.5                           3.4

For purpose of pro forma disclosures, the estimated fair values of the stock options are amortized to expense over the vesting period. The grant date Black-Scholes weighted-average value of options was $2.11 for 1998.

The following table shows pro forma net loss and net loss per share as if the fair value accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation (IN THOUSANDS, EXCEPT PER SHARE DATA):

--------------------------------------------------------------------------------
                                                THREE MONTHS ENDED    YEAR ENDED
                                                   MARCH 31          DECEMBER 31
                                                     1999              1998

   Net loss as reported                           $(4,486)             $ (1,249)
   Pro forma compensation expense                    (284)                  (86)
   Pro forma net loss                             $(4,770)             $ (1,335)

   Net loss per share:
     Historical                                    $(0.42)             $   (.32)
     Pro forma (for SFAS 123 disclosure purposes)  $(0.45)             $   (.34)
================================================================================

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)



STOCK WARRANTS

Warrants issued in connection with notes payable and convertible debt were recorded at their estimated fair value and credited to additional paid in capital. The resulting debt discount is amortized to interest expense over the term of the related debt. Warrants issued to members of the Board of Directors, consultants and financial advisors are recorded at their estimated fair value and the related general and administrative expense is charged when the warrants are issued. The estimated fair value of warrants issued to the placement agent in connection with the issuance of preferred stock in February 1998 was recorded as a stock issuance cost.

The following summarizes the activity of warrants:

                                                      WARRANTS
                                                     OUTSTANDING
                                             -----------------------
Balance at December 31, 1997                            750,054
Issued                                                  514,993
Exercised                                              (535,875)
                                             -----------------------
Balance at December 31, 1998                            729,172
Issued                                                  260,000
Exercised                                                     -
                                             -----------------------
Balance at March 31, 1999                               989,172
                                             =======================


All of the Company's outstanding warrants at December 31, 1998 were exercisable at prices ranging from $1.00 to $8.00 per share.

                             Interactive Magic, Inc.

10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)


COMMON STOCK RESERVED FOR FUTURE ISSUANCE

The Company has reserved authorized shares of Common Stock for future issuance as follows:

                                                             March 31, 1999
                                                         -----------------------
   Outstanding  stock options                                     2,525,028
   Possible future issuance under stock option plan               1,359,509
   Stock purchase warrants                                          989,172
                                                         -----------------------
                                                                  4,873,709
                                                         =======================




11. ANTICIPATED SALE OF CD-ROM OPERATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Statements in this form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including., in particular, the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, risks relating to uncertainties relating to dependence on strategic partners and third party relationships, dependence on online distribution and competition.



RESULTS OF OPERATIONS

NET REVENUES

Net revenues decreased by 77% to $ 1.2 million for the three months ended March 31, 1999 from $5.0 million for the three months ended March 31, 1998.


The following is a reconciliation of net revenue for the first quarter of 1998 to the same period for 1999:
                                                                  $ Thousand
                                                                  ----------
         Net revenue, first three months 1998                      $ 4,965

         Lower CD-ROM revenue                                       (4,534)
         Increased Online revenue                                       98
         Increased advertising revenue Online                          106
         Lower royalty & licensing revenue                            (509)
         Lower returns, allowances & discounts                       1,038
                                                                     -----
         Net revenue, first three months 1999                      $ 1,164
                                                                    ------

The decrease in CD-ROM revenue reflects our intention to exit this line of business. As a comparison, the following table lists the CD-ROM titles released during the first quarter of 1999 and 1998:

         --------------------------------------------------------------
            1999                            1998
         --------------------------------------------------------------

         --------------------------------------------------------------
            North v. South                  Battles of Caesar
         --------------------------------------------------------------
                                            IF-22
         --------------------------------------------------------------
                                            IPanzer
         --------------------------------------------------------------
                                            Liberation Day
         --------------------------------------------------------------
                                            Semper Fi
         --------------------------------------------------------------


COST OF REVENUES.

Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the first quarter of 1999 decreased by 73% to $ .5 million from $1.9 million in the same period of 1998. This decrease was due almost entirely to the lower level of CD-ROM revenue. Gross margins for the first three months of 1999 and 1998 were 55% and 62% respectively.

OPERATING EXPENSES

Operating expenses increased $1.1 million or 31% from the first quarter of 1998 to the same period in 1999. The following is a summary of major variances:


                                                             $ Thousand
                                                             ----------
         Operating expenses, first three months 1998           $ 3,621

         Decrease in sales & marketing expense                    (229)
         Increase in product development expense                   693
         Increase in general & administrative expense     654
                                                       ---------

         Operating expenses, first three months 1999           $ 4,739
                                                               -------


SALES AND MARKETING. Sales and marketing expenses for the first three months of 1999 decreased 13% from the same period in 1998. The decrease was attributable to the lower number of titles released in 1999.


PRODUCT DEVELOPMENT. Product development expense increased $ 700 thousand in the first quarter of 1999 versus 1998, or 52%. Nearly all of this increase was due to our write-offs of capitalized development costs associated with a revaluation of estimated revenues to be derived from products to be released in 1999.


GENERAL AND ADMINISTRATIVE. General and administrative expense was $ 650 thousand higher in the first quarter of 1999 than the same period last year. The increase was due to the higher costs associated with being a public-traded corporation and the effect of the MPG-Net acquisition on professional fees in the quarter.

OTHER EXPENSE

Other (income) / expense increased $300 thousand in the first three months of 1999 compared to 1998. The increase was due to higher interest expense particularly relating to the $ 4,000,000 convertible debenture financing

INCOME TAX (EXPENSE) BENEFIT

The Company recorded $35,000 income tax expense for the first quarter 1999 compared $128,000 for the same period in 1998.

EXTRAORDINARY GAIN

The Company recorded an extraordinary gain of $493 thousand in the first quarter of 1999. This gain resulted from the extinguishment of debt associated with the MPG-Net acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering.

Net cash used in operations of $3.5 million during the three months ended March 31, 1999 is due primarily to the Company's operating loss. Offsetting the cash used from operations in the quarter was the $3.7 million proceeds from the issuance of the convertible debentures.

The Company maintains a revolving line of credit arrangement with a bank for up to $2.8 million. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the bank's current prime rate (7.75% as of March 31, 1999). The balance outstanding under this line as of March 31, 1999 was $ 1.3 million. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority shareholder.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) From January 1, 1999 through March 31, 1999 the Company issued 260,000 warrants and granted 623,330 options.

(d) The Company's Registration Statement of Form SB-2 (Registration No. 333-53755) covering certain shares of its common stock was declared effective on July 21, 1998. A total of 2,990,000 shares of the Company's common stock, par value $0.10 per share, were registered (including an over-allotment option for the sale of 390,000 shares). The Company consummated an initial public offering of 2,600,000 shares of common stock at a price to the public of $8.00 per share on July 27, 1998. The lead underwriters in the offering were BlueStone Capital Partners, L.P. and Royce Investment Group, Inc.. During August 1998, the underwriters exercised their right to purchase an additional 390,000 shares at the initial public offering price. The aggregate offering price of the amount registered and sold was $23,920,000. The total proceeds received by the Company, net of underwriting discounts and estimated expenses of the offering, were approximately $21,885,000. The total underwriting discount was $1,674,000. Expenses paid to or for the underwriters were approximately $361,000. Other expenses in connection with the offering were approximately $1,409,000 (of which $400,000 was paid to an affiliate of one of the Company's directors). From the effective date through March 31,1999 the net offering proceeds were used as follows: $8,870,000 for repayment of indebtedness (of which $483,000 was paid to officers of the Company), and the remaining proceeds received by the Company were used to fund operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

Effective March 15, 1999 Douglas Kubel resigned as Vice President to pursue other interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits

            27.01    Financial Data Schedule

            Reports on Form 8-K

During the three months ended March 31, 1999 the Company filed Form 8-K's in conjunction with the following transactions:

o Issuance of a $ 4,000,000 convertible note debenture, filed January 29, 1999
o Acquisition of MPG-Net, Inc., filed February 22, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERACTIVE MAGIC, INC.

May 20, 1999                      By: /s/ J.W. Stealey
                                  --------------------
                                  J.W. Stealey
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer

May 20, 1999                      By: /s/ Michael W. Oliver
                                  -------------------------
                                  Michael W. Oliver
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)