Form 10KSB/A
period 1998-12-31
INTERACTIVE MAGIC INC /NC/
filed 1999-08-06
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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


         As of June 30, 1999 (the most recent practicable date), there were 10,690,183 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes |_|                    No |X|


The Company hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1998 to reflect the disclosures described in Footnote 15 to the accompanying consolidated financial statements.

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

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1998 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ Ernst & Young LLP

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
                                                                 ==============================

                             Interactive Magic, Inc.

15. Subsequent Events

On January 25, 1999, the Company issued a $4 million convertible debenture ("the debenture") for net cash proceeds to the Company of approximately $3.7 million. The Company also issued 200,000 warrants to the debenture broker, which represented additional debt issuance costs, valued at $390,000. These warrants were recorded as additional paid-in capital and the resulting debt issuance costs will be amortized to interest expense over the term of the debenture. These warrants have a weighted average exercise price of $4.85 and were exercisable upon issuance.

The debenture accrues interest at an annual interest rate of 6% and the accrued interest and principal are due on January 25, 2002. The holder of the convertible debenture may convert all or any portion of the debenture into the Company's common stock where the number of shares to be issued will be determined by dividing the principal plus interest due by the conversion price. The conversion price will be equal to the lesser of a conversion price ranging from 77% to 93% of the market price of the Company's common stock (as defined in the securities purchase agreement) or a conversion price ranging from 104% to 120% of a fixed conversion price (as defined in the securities purchase agreement). On the date of conversion, if the Company's common stock trades at a price higher than the fixed conversion price, the Company is obligated to issue to the holder of the debenture warrants to purchase the Company's stock at a one-for-two ratio of common stock issued as a result of the debenture conversion at an exercise price equal to the debenture conversion price (the "contingently issuable warrants").

The contingently issuable warrants were valued at approximately $1.1 million at the date of issuance and were recorded as additional paid-in capital. The beneficial conversion feature of the debenture also resulted in a portion of the proceeds of the debenture being allocated to the conversion feature based on its intrinsic value of $2.1 million, which was recorded as additional paid-in capital. The debenture was convertible at the date of issuance and the value of the conversion feature was therefore immediately recorded as additional interest expense and accreted into the carrying value of the debenture. Based on the recorded fair value of the contingently issuable warrants, the carrying value assigned to the debenture at the date of issuance was $2.9 million. The difference between the initial carrying value of the debenture and the $4 million face value will be accreted into the carrying value as additional interest expense over the term of the debenture.

On February 12, 1999 the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") Company by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $.8 million in full settlement of certain debt obligations of MPG-Net. MPG-Net is primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The merger was originally accounted for under the pooling-of-interests method in accordance with Accounting Principles Board Opinion No. 16. Subsequent to the merger, the management of the Company began to explore and evaluate various business strategies, including the potential sale of its CD-ROM business. During the second quarter, the Company consummated an agreement to sell a significant portion of its CD-ROM business. Although the CD-ROM asset disposition was not contemplated at the time of the MPG-Net merger, the proximity of the transaction to the closing of the merger made it impracticable to overcome the presumption that the asset disposition was done in contemplation of the merger. Therefore, the pooling treatment was rescinded, and the Company accounted for the MPG-Net merger as a purchase business combination. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $4.3 million is being amortized over 3 years.

                             Interactive Magic, Inc.

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


                                         Interactive Magic, Inc.


Dated August 5, 1999                    By : /S/ Michael W. Oliver
                                             ----------------------------------
                                                   Michael W. Oliver


                                         Title:  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                               Date
/S/ J.W. Stealey                        Chief Executive Officer (Principal      August 5, 1999
-------------------------------------    Executive Officer) and Director
     J.W. Stealey

/S/ Michael W. Oliver                   Chief Financial Officer (Principal      August 5, 1999
-------------------------------------    Financial Officer and Principal
     Michael W. Oliver                   Accounting Officer)

/S/ J. Nicholas England                 Director                                August 5, 1999
-------------------------------------
     J. Nicholas England

/S/ W. Joseph McClelland                Director                                August 5, 1999
-------------------------------------
     W. Joseph McClelland