Form 10QSB/A
period 1999-03-31
INTERACTIVE MAGIC INC /NC/
filed 1999-08-06
CIK 1061915

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Yes |_|                    No |X|


The consolidated financial statements included herein have been restated for the accounting of the convertible debentures issued by the Company on January 25, 1999 (Note 7) and for the change in accounting from the pooling of interests to the purchase method of accounting for the acquisition of MPG-Net (Note 4). See
Note 2 of the consolidated financial statements for a detailed explanation of the changes.

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

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                             Interactive Magic, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Restated)


                                                                                  March 31        December 31
                                                                                    1999              1998
                                                                                 (Unaudited)       (Audited)
                                                                              ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 3,255          $ 2,943

   Trade receivables, net of allowances of $1,521 and $2,871, respectively          1,404            2,109
   Inventories                                                                        834              892
   Advance royalties, net                                                           1,812            1,586
   Software development costs, net                                                    344              912
   Prepaid expenses and other                                                         123              252
                                                                              ------------------------------------
Total current assets                                                                7,772            8,694

Property and equipment, net                                                         1,173            1,082

Noncurrent assets:
   Royalties receivable                                                               706              726
   Goodwill                                                                         4,182                0
   Other                                                                               57               18
                                                                              ------------------------------------
Total noncurrent assets                                                             4,945              744











                                                                              ====================================
Total assets                                                                      $13,890          $10,520
                                                                              ====================================

                                                                                  March 31        December 31
                                                                                    1999              1998
                                                                                 (Unaudited)       (Audited)
                                                                              ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
   Accounts payable and accrued expenses                                         $    1,380       $    1,698
   Royalties and commissions payable                                                    488              768
   Lines of credit                                                                    1,323            1,348
   Current portion of capital lease obligations                                          52               23
                                                                              ------------------------------------
Total current liabilities                                                             3,243            3,837

Noncurrent liabilities:
   Accrued interest payable to related parties                                          145              117
   Long-term debt                                                                     2,296                -
   Capital lease obligations, less current portion                                       35               15
                                                                              ------------------------------------
Total noncurrent liabilities                                                          2,476              132

Stockholders' equity (deficit):
   Preferred Stock, $.10 par value; 25,000,000 shares authorized; none
      issued and outstanding                                                              -                -
   Common stock, $.10 par value; 50,000,000 shares authorized; 10,675,183 and 9,850,867 shares issued and outstanding at March 31, 1999 and
      December 31, 1998, respectively                                                 1,068              985
   Additional paid-in capital                                                        39,171           31,522
   Accumulated deficit                                                              (31,960)         (25,862)
   Accumulated other comprehensive loss                                                (108)             (94)
                                                                              -------------------------------------
Total stockholders' equity (deficit)                                                  8,171           (6,551)
                                                                              ====================================
Total liabilities and stockholders' equity (deficit)                             $   13,890       $   10,520
                                                                              ====================================

See accompanying notes.

                             Interactive Magic, Inc.

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)
                                   (Restated)

                                                                                     Three months ended March 31
                                                                                        1999             1998
                                                                                  ----------------------------------
Net revenues:
   CD-ROM product sales                                                               $       561     $     4,057
   Online sales                                                                               467             358
   Royalties and licenses                                                                       7             498
   Advertising and other                                                                      127               0
                                                                                  ----------------------------------
Total net revenues                                                                          1,162           4,913

Cost of revenues:
   Cost of products and services                                                              416             968
   Royalties and amortized software costs                                                      89             909
                                                                                  ----------------------------------
Total cost of revenues                                                                        505           1,877
                                                                                  ----------------------------------
Gross profit                                                                                  657           3,036

Operating expenses:
   Sales and marketing                                                                      1,522           1,667
   Product development                                                                      1,845           1,103
   General and administrative                                                                 852             449
   Goodwill amortization                                                                      191               0
                                                                                  ----------------------------------
Total operating expenses                                                                    4,410           3,219
                                                                                  ----------------------------------
Operating loss                                                                             (3,753)           (183)

Other (income) expense:
   Interest expense - third parties                                                         2,345             200
   Interest expense - related parties                                                          18             107
   Other                                                                                      (53)              -
                                                                                  ----------------------------------
Total other expense                                                                         2,310             307
                                                                                  ----------------------------------
Loss before income taxes                                                                   (6,063)           (490)
Income tax expense                                                                             35             128
                                                                                  ----------------------------------
Net loss                                                                              $    (6,098)    $      (618)
                                                                                  ==================================

Basic loss per share:
Net loss per share                                                                    $    (0.59)     $     (0.18)
                                                                                  ==================================

Weighted average shares used in computing basic loss per share                         10,316,300       3,429,558
                                                                                  ==================================

See accompanying notes.

                             Interactive Magic, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)
                        (In thousands, except share data)
                                   (Restated)

                                                         Series A Convertible    Series B Convertible
                                                            Preferred Stock         Preferred Stock          Common Stock
                                                       --------------------------------------------------------------------------
                                                         Shares       Amount      Shares      Amount       Shares      Amount
                                                       --------------------------------------------------------------------------
Balance at December 31, 1997                              82,634     $    8             -      $   -             -         -
   Exercise of stock options                                   -          -             -          -             -         -
   Issuance of common stock                                    -          -             -          -             -         -
   Exercise of warrants                                        -          -             -          -             -         -
   Issuance of preferred stock                                 -          -       778,746         78             -         -
   Conversion of notes payable into common stock               -          -             -          -             -         -
   Recapitalization contemporaneous with the
     initial public offering (Note 9)                    (82,634)        (8)     (778,746)       (78)    6,793,699       679
   Issuance of common stock                                    -          -             -          -     2,990,000       299
   Exercise of warrants                                        -          -             -          -        18,330         2
   Exercise of stock options                                   -          -             -          -        48,838         5
   Issuance of warrants                                        -          -             -          -             -         -
   Comprehensive loss
     Net loss                                                  -          -             -          -             -         -
     Other comprehensive loss                                  -          -             -          -             -         -
   Total comprehensive loss
                                                       --------------------------------------------------------------------------
Balance at December 31, 1998                                   -          -             -          -       9,850,867      985
   Exercise of stock options                                   -          -             -          -          74,316        8
   Issuance of warrants                                        -          -             -          -             -         -
   Issuance of convertible debenture (Note 7)                  -          -             -          -             -         -
   Issuance of common stock (Note 4)                           -          -             -          -         750,000       75
   Comprehensive loss
     Net loss                                                  -          -             -          -             -         -
     Other comprehensive loss                                  -          -             -          -             -         -
   Total comprehensive loss
                                                       ==========================================================================
Balance at March 31, 1999 (Unaudited)                          -     $    -             -     $    -      10,675,183  $ 1,068
                                                       ==========================================================================


                                                                       Accumulated
                                                         Additional       Other
              Class A                   Class B           Paid-In     Comprehensive     Accumulated
            Common Stock             Common Stock         Capital         Loss            Deficit        Total
     ----------------------------------------------------
         Shares       Amount      Shares       Amount
     -------------------------------------------------------------------------------------------------------------
      3,145,696       $  314      7,875        $   1        $5,047       $(59)         $(14,210)        $(8,899)
        268,750           27    102,500           10           381          -                 -             418

              -            -     48,604            5            (5)         -                 -               -
        516,769           52          -            -           (52)         -                 -               -
              -            -          -            -         3,091          -                 -           3,169
              -            -    442,478           44         1,956          -                 -           2,000

     (3,931,215)        (393)  (601,457)         (60)          460          -                 -             600
              -            -          -            -        20,176          -                 -          20,475
              -            -          -            -            (2)         -                 -               -
              -            -          -            -            76          -                 -              81
              -            -          -            -           394          -                 -             394

              -            -          -            -            -           -           (11,652)        (11,652)
              -            -          -            -            -         (35)                -             (35)
                                                                                                     -------------
                                                                                                        (14,687)
     -------------------------------------------------------------------------------------------------------------
              -            -          -            -        31,522        (94)          (25,862)          6,551
              -            -          -            -           199          -                 -             207
              -            -          -            -           466          -                 -             466
              -            -          -            -         3,201          -                 -           3,201
              -             -           -            -       3,783           -                 -          3,858

              -            -          -            -            -           -            (6,098)         (6,098)
              -            -          -            -            -         (14)                -             (14)
                                                                                                     -------------
                                                                                                         (6,112)
     =============================================================================================================
              -      $     -          -       $    -       $39,171      $(108)         $(31,960)         $8,171
     =============================================================================================================

     See accompanying notes.

                             Interactive Magic, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)
                                   (Restated)

                                                                                      Three months ended March 31
                                                                                       1999                1998
                                                                                -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $     (6,098)      $       (618)
Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of warrants                                                                   76                  -
     Depreciation and amortization                                                         317                 89
     Amortization of capitalized software development costs                                212                250
     Noncash interest expense                                                            2,194                 33
     Write-off of capitalized software development costs                                   393                  -
     Changes in operating assets and liabilities net of effects of purchase of
       MPG-Net (Note 4):
       Trade and royalties receivables                                                     767             (1,698)
       Inventories                                                                          58               (128)
       Advance royalties                                                                  (226)               367
       Prepaid expenses and other                                                          (46)                22
       Accounts payable and accrued expenses                                              (650)               254
       Royalties and commissions payable                                                  (280)                77
        Accrued interest                                                                    28                 18
                                                                                -----------------------------------------
Net cash used in operating activities                                                   (3,255)            (1,334)

INVESTING ACTIVITIES
Proceeds from acquisition of MPG-Net (Note 4)                                               18                  -
Purchase of property and equipment                                                         (36)               (51)
Increase in notes receivable                                                              (200)                 -
Software development costs                                                                 (37)              (583)
                                                                                ------------------------------------------
Net cash used in investing activities                                                     (255)              (634)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                     207                  9
Proceeds from issuance of preferred stock                                                    -              3,169
Payments on long-term debt                                                                   -                (20)
Proceeds from issuance of convertible debentures                                         3,660                  -



                             Interactive Magic, Inc.

                Consolidated Statements of Cash Flows (continued)
                                 (In Thousands)
                                   (Unaudited)
                                   (Restated)


                                                                                   Three months ended March 31
                                                                                    1999                1998
                                                                             -----------------------------------------
Net borrowings from lines-of-credit                                                     (25)            (1,426)
Payments on capital lease obligations                                                    (6)               (12)
                                                                             -----------------------------------------
Net cash provided by financing activities                                             3,836              1,720


Effect of currency exchange rate changes on cash and cash equivalents                   (14)               (20)
                                                                             -----------------------------------------
Net increase  (decrease) in cash and cash equivalents                                   312               (268)
Cash and cash equivalents at beginning of period                                      2,943                384
                                                                             =========================================
Cash and cash equivalents at end of period                                       $    3,255         $      116
                                                                             =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $      26          $     276
                                                                             =========================================

NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with acquisition of MPG-Net (Note 4)        $ 3,891       $          -
                                                                             =========================================
Contingently issuable warrants provided to holder of convertible debenture
    (Note 7)                                                                       $ 1,067       $          -
                                                                             =========================================
Issuance of warrants to broker in connection with convertible debenture
    (Note 7)                                                                     $     390       $          -
                                                                             =========================================



See accompanying notes.

                             Interactive Magic, Inc.

                   Notes to Consolidated Financial Statements
                                   (Restated)

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

2. RESTATEMENT

The consolidated financial statements included herein have been restated for the accounting for the convertible debentures issued by the Company on January 25, 1999 (Note 7) and for the change in accounting from the pooling of interests to the purchase method of accounting for the acquisition of MPG-Net (Note 4). See
Note 2 of the consolidated financial statements for a detailed explanation of the changes.

The restatement reflects adjustments to the March 31, 1999 financial statements for an increase of approximately $2.6 million to additional paid-in capital related to the beneficial conversion feature of the debenture and the value assigned to the contingently issuable warrants. Interest expense for the three months ended March 31, 1999 increased by approximately $1.6 million due to the expensing of the beneficial conversion feature and the accretion related to the contingently issuable warrants. The carrying value of the debenture at March 31, 1999 decreased by approximately $1 million (Note 7), and the net loss for the three months ended March 31, 1999 increased by $1.6 million.

The restatement also reflects the change in accounting from the pooling of interests to the purchase method of accounting for the acquisition of MPG-Net. The Company consummated its business combination with MPG-Net on February 12, 1999. In late February 1999, subsequent to the merger, the management of the Company began to explore and evaluate various business strategies, including the potential sale of its CD-ROM business. Effective May 25, 1999, the Company executed an agreement to sell a significant portion of its CD-ROM business. The transaction was consummated on June 30, 1999. Although the CD-ROM asset disposition was not contemplated at the time of the MPG-Net merger, the proximity of the transaction to the closing of the merger made it impracticable for the Company to overcome the presumption that the asset disposition was done in contemplation of the merger. Therefore, the pooling treatment was rescinded and the Company restated its financial statements to reflect the MPG-Net merger as a purchase business combination. The adjustments to change the method of accounting for the merger increased net assets by approximately $4.2 million and $17.7 million at March 31, 1999 and December 31, 1998, respectively. For the three months ended March 31, 1999, these adjustments decreased revenues by approximately $2,000 and increased net loss by approximately $10,000. For the three months ended March 31, 1998, these adjustments decreased revenues by approximately $52,000 and decreased net loss by approximately $631,000.

The effects of the restatement on the consolidated balance sheets at March 31, 1999 and December 31, 1998 and the consolidated statements of operations for the three months ended March 31, 1999 and 1998 are as follows:

Consolidated Balance Sheets (In thousands):


                                                                          As of March 31, 1999     As of December 31,
                                                                               (Unaudited)                 1998
                                                                         -----------------------------------------------
                                                                              As                      As
                                                                          Previously      As      Previously      As
                                                                           Reported    Restated    Reported    Restated
                                                                         -----------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                                             $  3,255    $  3,255    $  3,025    $  2,943
     Trade receivables, net                                                   1,404       1,404       2,168       2,109
     Inventories                                                                834         834         892         892
     Advance royalties, net                                                   1,812       1,812       1,586       1,586
     Software development costs, net                                            344         344         912         912
     Prepaid expenses and other                                                 123         123         112         252
                                                                         -----------------------------------------------
     Total current assets                                                     7,772       7,772       8,695       8,694

     Property and equipment, net                                              1,173       1,173       1,273       1,082

     Noncurrent assets:
          Royalties receivable                                                  706         706         726         726
          Goodwill                                                             --         4,182        --          --
          Other                                                                  66          57          30          18
                                                                         -----------------------------------------------
     Total noncurrent assets                                                    772       4,945         756         744
                                                                         -----------------------------------------------
     Total assets                                                          $  9,717    $ 13,890    $ 10,724    $ 10,520
                                                                         ===============================================

     Liabilities and stockholders' equity (deficit):
     Current liabilities:
          Accounts payable and accrued expenses                            $  1,380    $  1,380    $  2,248    $  1,698
          Royalties and commissions payable                                     488         488         768         768
          Lines of credit                                                     1,323       1,323       1,348       1,348
          Current portion of capital lease obligations                           52          52          56          23
          Rent payable to related parties                                      --          --           481        --
          Accrued interest payable to related parties                          --          --         4,320        --
          Notes payable to related parties                                     --          --        12,490        --
                                                                         -----------------------------------------------
     Total current liabilities                                                3,243       3,243      21,777       3,837

     Noncurrent liabilities:
          Accrued interest payable to related parties                           145         145         117         117
          Long-term debt                                                      3,304       2,296        --          --
          Capital lease obligations, less current portion                        35          35          43          15
                                                                         -----------------------------------------------
     Total noncurrent liabilities                                             3,484       2,476         160         132
     Stockholders' equity (deficit):
          Preferred stock, $.10 par value; 25,000,000 shares authorized;
               none issued and outstanding                                     --          --          --          --
          Common stock, $.10 par value; 50,000,000 shares authorized;
               10,675,183 and 10,375,867 shares issued and outstanding at
               March 31, 1999 and December 31, 1998, respectively             1,068       1,068       1,038         985
          Deferred compensation                                                --          --           (29)       --
          Additional paid-in capital                                         50,101      39,171      31,523      31,522
          Accumulated deficit                                               (48,071)    (31,960)    (43,585)    (26,862)
          Accumulated other comprehensive loss                                 (108)       (108)        (94)        (94)
                                                                         -----------------------------------------------
          Total stockholders' equity (deficit)                                2,990       8,171     (11,147)      6,551
                                                                         -----------------------------------------------
          Total liabilities and stockholders' equity (deficit)             $  9,717    $ 13,890    $ 10,724    $ 10,520
                                                                         ===============================================

Consolidated Statement of Operations

                                                           Three months ended March 31, 1999   Three months ended March 31, 1998
                                                                       (Unaudited)                      (Unaudited)
                                                             ----------------------------------------------------------------
                                                                   As                                 As
                                                               Previously          As             Previously         As
(In thousands, except share and per share data)                 Reported        Restated          Reported        Restated
    (Unaudited):                                             ----------------------------------------------------------------
Net revenues:
     CD-ROM product sales                                    $        561    $        561       $      4,057    $      4,057
     Online sales                                                     484             467                386             358
     Royalties and licenses                                             7               7                516             498
     Advertising and other                                            112             127                  6            --
                                                             ----------------------------------------------------------------
Total net revenues                                                  1,164           1,162              4,965           4,913

Cost of revenues:
     Cost of products and services                                    429             416             988                968
     Royalties and amortized software costs                            91              89                910             909
                                                             ----------------------------------------------------------------
Total cost of revenues                                                520             505              1,898           1,877
                                                             ----------------------------------------------------------------
Gross profit                                                          644             657              3,067           3,036

Operating expenses:
     Sales and marketing                                            1,475           1,522              1,704           1,667
     Product development                                            2,020           1,845              1,327           1,103
     General and administrative                                     1,244             852                590             449
     Goodwill amortization                                           --               191               --              --
                                                             ----------------------------------------------------------------
Total operating expenses                                            4,739           4,410              3,621           3,219
                                                             ----------------------------------------------------------------
Operating loss                                                     (4,095)         (3,753)              (554)           (183)

Other (income) expense:
     Interest expense - third parties                                 743           2,345                200             200
     Interest expense - related parties                               144              18                367             107
     Other                                                            (38)            (53)               --              --
                                                             ----------------------------------------------------------------
Total other (income) expense                                          849           2,310                567             307
                                                             ----------------------------------------------------------------
Loss before income taxes and extraordinary item                    (4,944)         (6,063)            (1,121)           (490)
Income tax expense                                                     35              35                128             128
                                                             ----------------------------------------------------------------
Loss before extraordinary item                                     (4,979)         (6,098)            (1,249)           (618)
Extraordinary gain on early extinguishment of debt                    493            --                 --              --
                                                             ----------------------------------------------------------------
Net loss                                                     $     (4,486)   $     (6,098)      $     (1,249)   $       (618)
                                                             ================================================================

Basic loss per share:
Loss before extraordinary item                               $      (0.47)   $      (0.59)      $      (0.32)   $      (0.18)
Extraordinary item                                                   0.05              --               --              --
                                                             ----------------------------------------------------------------
Net loss per share                                           $      (0.42)   $      (0.59)      $      (0.32)   $      (0.18)
                                                             =================================================================

Weighted average shares used in computing basic loss
     per share                                                 10,555,467      10,316,300          3,954,558       3,429,558
                                                             =================================================================



3. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Interactive Magic, Inc. (the "Company"), a North Carolina corporation, and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. And Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the three months ended March 31, 1999 and 1998, the Company incurred losses of $6,098,000 and $618,000, respectively, and has experienced negative cash flows from operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. On May 25, 1999, the Company executed an Agreement Regarding Assignment of Contracts (the "Agreement") to sell its rights under certain development contracts for CD-ROM products between the Company and third party developers (and assume certain liabilities thereto) for $2.5 million. The Agreement provides for the Company to retain the right to use these products on the Internet. The transaction was consummated during the second quarter of 1999.

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

                             Interactive Magic, Inc.

                                   (Restated)

4. BUSINESS COMBINATION

On February 12, 1999 the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") Company by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $.8 million in full settlement of certain debt obligations of MPG-Net. MPG-Net is primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million is being amortized over 3 years.

The following unaudited consolidated pro forma data summarizes the combined operating results of the Company and MPG-Net as if the acquisition had occurred at January 1, 1998:

                                          Three months ended         Three Months ended
                                           March 31, 1999              March 31, 1998
                                         --------------------------- --------------------------
Net revenues                                                 $1,256                    $ 4,965
Net loss before extraordinary items                           (6,581)                    (1,249)
Net loss                                                      (6,088)                    (1,249)
Loss per share                                                $(0.58)                    $(0.32)

                             Interactive Magic, Inc.

                                   (Restated)


5. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

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

                             Interactive Magic, Inc.

                                   (Restated)


5. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation for equipment, furniture and fixtures and purchased software is computed using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the estimated useful life of the asset or the remaining lease term, whichever is less. Depreciation expense, including amortization of equipment leased under capital leases, was $126,000 and $89,000 for the three months ended March 31, 1999 and 1998, respectively.

Property and equipment consists of the following (in thousands):

                                                                           March 31         December 31
                                                                             1999              1998
                                                                        ------------------------------------
   Equipment                                                               $   2,413       $   1,547
   Furniture and fixtures                                                        411             188
   Software                                                                      537             488
   Leasehold improvements                                                         77              59
                                                                        ------------------------------------
                                                                               3,438           2,282
   Less accumulated depreciation and amortization                             (2,265)         (1,200)
                                                                        ------------------------------------
                                                                           $   1,173       $   1,082
                                                                        ====================================

                             Interactive Magic, Inc.

                                   (Restated)


5. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

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

Information related to net capitalized software development costs is as follows (in thousands):

                                                             March 31, 1999     December 31, 1998
                                                           ------------------------------------------
   Balance at beginning of period                             $     912          $       425
   Capitalized                                                       37                1,450
   Written off                                                     (393)                   -
   Amortized                                                       (212)                (963)
                                                           ------------------------------------------
   Balance at end of period                                   $     344          $       912
                                                           ==========================================

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

                             Interactive Magic, Inc.

                                   (Restated)


5. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

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

                             Interactive Magic, Inc.

                                   (Restated)

5. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

PRODUCT DEVELOPMENT

Product development expenses (excluding capitalized software development costs) are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $521,000 and $638,000 for the three months ended March 31, 1999 and 1998, respectively.

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

                             Interactive Magic, Inc.

                                   (Restated)

5. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

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

6. LINES OF CREDIT

The Company maintains a revolving line of credit arrangement with a bank for up to $2,750,000. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the current prime rate (7.75% at March 31, 1999). The weighted-average interest rate on the line of credit was 7.75% and 8.50% for the three months ended March 31, 1999 and 1998, respectively. The balance outstanding as of March 31, 1999 and December 31, 1998 was $1,316,000. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority stockholder. In consideration for this guarantee, the Company will pay the stockholder an amount equal to 6% of the outstanding balance on the line of credit (which has been recorded as interest expense). At March 31, 1999 and December 31, 1998, the Company owed the stockholder $145,000 and $117,000 relating to this guarantee, respectively. These amounts are due no earlier than January 1, 2000.

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

                             Interactive Magic, Inc.

                                   (Restated)

7. LONG-TERM DEBT

On January 25, 1999, the Company issued a $4 million convertible debenture ("the debenture") for net cash proceeds to the Company of approximately $3.7 million. The Company also issued 200,000 warrants to the debenture broker, which represented additional debt issuance costs, valued at $390,000. These warrants were recorded as additional paid-in capital and the resulting debt issuance costs will be amortized to interest expense over the term of the debenture. These warrants have a weighted average exercise price of $4.85 and were exercisable upon issuance. For the three months ended March 31, 1999, amortization of the debt issuance costs was approximately $42,000.

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

The contingently issuable warrants were valued at approximately $1.1 million at the date of issuance and were recorded as additional paid-in capital. The beneficial conversion feature of the debenture also resulted in a portion of the proceeds of the debenture being allocated to the conversion feature based on its intrinsic value of $2.1 million, which was recorded as additional paid-in capital. The debenture was convertible at the date of issuance and the value of the conversion feature was therefore immediately recorded as additional interest expense and accreted into the carrying value of the debenture. Based on the recorded fair value of the contingently issuable warrants, the carrying value assigned to the debenture at the date of issuance was $2.9 million. The difference between the initial carrying value of the debenture and the $4 million face value will be accreted into the carrying value as additional interest expense over the term of the debenture. For the three months ended March 31, 1999, the Company recorded approximately $59,000 in interest expense related to such accretion. For the three months ended March 31, 1999, interest expense related to this debenture totaled $2.2 million.

                             Interactive Magic, Inc.

                                   (Restated)


8. LEASES

The Company rents its facilities and certain office equipment under noncancelable operating and capital leases which expire at various times through 2001.The monthly rent under certain facility leases is periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (in thousands):

                                                                              March 31 1999       December 31 1998
                                                                           -------------------------------------------

   Leased equipment                                                            $    247             $    157
   Leased furniture and fixtures                                                     53                   53
                                                                           -------------------------------------------
                                                                                    300                  210
   Less:  accumulated amortization                                                 (174)                (125)
                                                                           ===========================================
                                                                               $    126             $     85
                                                                           ===========================================


Total rent expense incurred was approximately $103,000 and $99,000 for the three months ended March 31, 1999 and 1998, respectively.


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

                                   (Restated)


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

                                   (Restated)

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

                                   (Restated)


10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The following table summarizes the activity under the Company's Stock Option
Plans:

                                               Options       Weighted-Average Exercise           Options
                                            Outstanding           Price Per Share                Exercisable
                                            -------------------------------------------------------------------------
Balances at December 31, 1997                 1,993,048                 $2.14                    1,007,328
   Options granted                              739,434                  4.80                        -
   Options exercised                           (420,088)                 1.19                        -
   Options canceled                            (330,426)                 4.70                        -
                                            -------------------------------------------------------------------------
Balances at December 31, 1998                 1,981,968                  2.72                      813,072
   Options granted                              623,330                  4.25                        -
   Options exercised                            (74,316)                 2.92                        -
   Options canceled                            (110,770)                 5.71                        -
                                            -------------------------------------------------------------------------
Balances at March 31, 1999 (Unaudited)        2,420,212                 $3.11                      932,815
                                            =========================================================================

The following summarizes information about the Company's stock options outstanding at March 31, 1999:


                              Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------------------------------------------------
                                                   Weighted
                                                    Average        Weighted                        Weighted
                                                   Remaining        Average                         Average
                                   Number         Contractual      Exercise         Number         Exercise
  Range of Exercise Prices       Outstanding         Life            Price        Exercisable        Price
----------------------------------------------------------------------------------------------------------------
             $1.000                  902,500          3.78          $1.00            586,171         $1.00
        $2.000 - $4.125              562,986          6.42          $3.56            114,906         $2.73
        $4.250 - $4.500              652,150          6.03          $4.29             25,000         $4.25
             $6.000                  302,576          5.34          $6.00            206,738         $6.00
                              ----------------------------------------------------------------------------------
                                   2,420,212          5.20          $3.11            932,815         $2.41
                              ==================================================================================

The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for each option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                             Interactive Magic, Inc.

                                   (Restated)



10. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

                                                            Three months ended           Three months ended
                                                              March 31, 1999               March 31, 1998
                                                           ---------------------------- -----------------------------

   Expected dividend yield                                                      0%                             0%
   Risk-free interest rate                                                      5%                             6%
   Expected volatility                                                         66%                            59%
   Expected life (in years from vesting)                                       2.5                            4.9

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

The following table shows pro forma net loss and net loss per share as if the fair value accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation (in thousands, except per share data):

-----------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended        Three months ended
                                                                           March 31                   March 31
                                                                             1999                       1998
                                                                         (Unaudited)                 (Unaudited)

   Net loss as reported                                                     $(6,098)                   $  (618)
   Pro forma compensation expense                                              (227)                       (62)
                                                                            --------                   --------
   Pro forma net loss                                                       $(6,325)                   $  (680)
                                                                            --------                   --------

   Net loss per share:
     Historical                                                              $(0.59)                   $  (.18)
     Pro forma (for SFAS 123 disclosure purposes)                            $(0.61)                   $  (.20)
=======================================================================================================================

                             Interactive Magic, Inc.

                                   (Restated)


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

The following summarizes the activity of warrants:

                                                         Warrants
                                                        Outstanding
                                                   --------------------
Balance at December 31, 1997                               750,054
Issued                                                     514,993
Exercised                                                 (535,875)
                                                   --------------------
Balance at December 31, 1998                               729,172
Issued                                                     260,000
Exercised                                                        -
                                                   --------------------
Balance at March 31, 1999                                  989,172
                                                   ====================


All of the Company's outstanding warrants at March 31, 1999 were exercisable at prices ranging from $1.00 to $8.00 per share.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

The Company has reserved authorized shares of Common Stock for future issuance as follows:

                                                               March 31, 1999
                                                           --------------------
   Outstanding  stock options                                     2,420,212
   Possible future issuance under stock option plan               1,464,325
   Stock purchase warrants                                          989,172
                                                           --------------------
                                                                  4,873,709
                                                           ====================

                             Interactive Magic, Inc.

                                   (Restated)


11. DISPOSITION OF ASSETS

On May 25, 1999, the Company executed an Agreement Regarding Assignment of Contracts (the "Agreement") to sell its rights under certain development contracts for CD-ROM products between the Company and third party developers (and assume certain liabilities thereto) for $2.5 million. The Agreement provides for the Company to retain the right to use these products on the Internet. The transaction was consummated during the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUES

Net revenues decreased by 76% to $ 1.2 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998.


The following is a reconciliation of net revenue for the first quarter of 1998 to the same period for 1999:

                                                 $ Thousand
                                                 ----------
      Net revenue, first three months 1998         $ 4,913

      Lower CD-ROM revenue                          (4,534)
      Increased Online revenue                         109
      Increased advertising revenue Online             127
      Lower royalty & licensing revenue               (491)
      Lower returns, allowances & discounts          1,038
                                                   -------

      Net revenue, first three months 1999         $ 1,162
                                                   -------

The decrease in CD-ROM revenue reflects our intention to exit this line of business. As a comparison, the following table lists the CD-ROM titles released during the first quarter of 1999 and 1998:

                --------------------------------------------------------------
                1999                             1998
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


Online revenues and related advertising continued to increase as our usage hours and ad impressions both grew. The number of registered users at our Internet Entertainment Network (iEN) web sites is now over 500,000. The number of monthly ad impressions exceeded 12 million in March 1999.

COST OF REVENUES.

 Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the first quarter of 1999 decreased by 73% to $ .5 million from $1.9 million in the same period of 1998. This decrease was due almost entirely to the lower level of CD-ROM revenue. Gross margins for the first three months of 1999 and 1998 were 57% and 62% respectively.

OPERATING EXPENSES

Operating expenses increased $1.2 million or 37% from the first quarter of 1998 to the same period in 1999. The following is a summary of major variances:

                                                                 $ Thousand
                                                                 ----------
         Operating expenses, first three months 1998               $ 3,219

         Decrease in sales & marketing expense                        (145)
         Increase in product development expense                       742
         Increase in Goodwill Amortization                             191
         Increase in general & administrative expense                  403
                                                                 ---------

         Operating expenses, first three months 1999               $ 4,410
                                                                 ---------

SALES AND MARKETING. Sales and marketing expenses for the first three months of 1999 decreased 9% from the same period in 1998. The decrease was attributable to the lower number of titles released in 1999.

PRODUCT DEVELOPMENT. Product development expense increased $ 742 thousand in the first quarter of 1999 versus 1998, or 67%. Nearly all of this increase was due to our write-offs of capitalized development costs associated with a revaluation of estimated revenues to be derived from products to be released in 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $ 403 thousand higher in the first quarter of 1999 than the same period last year. The increase was due to the higher costs associated with being a public-traded corporation and the effect of the MPG-Net acquisition on professional fees in the quarter.

Goodwill Amortization. Goodwill from the MPG-Net acquisition in the first quarter of 1999 is being amortized on a straight-line basis over a 36 month period.

OTHER EXPENSE

Other (income) / expense increased $ 2.0 million in the first three months of 1999 compared to 1998. The increase was due to higher interest expense relating to the $ 4,000,000 convertible debenture financing.

As explained in Footnote 6 of the Financial Statements, we recorded, as additional interest expense, the beneficial conversion feature and contingently issuable warrants related to the $ 4.0 million convertible debenture issued in the first quarter of 1999. This item is a non-cash charge to earnings with a corresponding increase in additional paid in capital. Therefore there is no net effect on total equity for the item.

INCOME TAX EXPENSE

The Company recorded $35,000 income tax expense for the first quarter 1999 compared to $128,000 for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering.

Net cash used in operations of $3.3 million during the three months ended March 31, 1999 is due primarily to the Company's operating loss. Offsetting the cash used from operations in the quarter was the $3.7 million proceeds from the issuance of the convertible debentures.

The Company maintains a revolving line of credit arrangement with a bank for up to $2.8 million. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the bank's current prime rate (7.75% as of March 31, 1999). The balance outstanding under this line as of March 31, 1999 was $1.3 million. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority shareholder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  OTHER INFORMATION

We have been notified by the Nasdaq Stock Market that we are no longer in compliance with the net tangible asset listing requirement of $ 4,000.000 for continued listing under Maintenance Standard 1 as set forth in Marketplace Rule 4450(a)(3). We corresponded with Nasdaq regarding our plans to resume compliance at a later date, but our request for continued listing was denied. We have appealed the Nasdaq Staff decision to a Nasdaq Listing Qualifications Panel pursuant to Nasdaq Marketplace rules. An oral hearing date has been granted for late August 1999.

Delisting by Nasdaq would have a serious impact on our near-term ability to raise capital. For a further explanation of such risks, please refer to our "Risk Factor" section of our 1998 Annual Report Form 10KSB.


Effective March 15, 1999 Douglas Kubel resigned as Vice President to pursue other interests.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)   EXHIBITS

         27.01    Financial Data Schedule

       (B)   REPORTS ON FORM 8-K

During the three months ended March 31, 1999 the Company filed Form 8-K's in conjunction with the following transactions:

o Issuance of a $ 4,000,000 convertible note debenture, filed January 25, 1999
o Acquisition of MPG-Net, Inc., filed February 12, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERACTIVE MAGIC, INC.

August 5, 1999                  By: /s/ J.W. Stealey
                                --------------------
                                J.W. Stealey
                                Chairman of the Board of Directors
                                and Chief Executive Officer

August 5, 1999                  By: /s/ Michael W. Oliver
                                -------------------------
                                Michael W. Oliver
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)