Form 10QSB
period 1999-06-30
INTERACTIVE MAGIC INC /NC/
filed 1999-08-16
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-29750

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

Yes | X |                    No |   |

As of August 12, 1999 (the most recent practicable date), there were 10,690,183 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_|                    No | X |

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                             Interactive Magic, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30        DECEMBER 31
                                                                                    1999              1998
                                                                                 (UNAUDITED)       (AUDITED)
                                                                              ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 3,680          $ 2,943
   Trade receivables, net of allowances of $525 and $2,871, respectively              332            2,109
   Inventories                                                                        226              892
   Advance royalties, net                                                             347            1,586
   Software development costs, net                                                      -              912
   Prepaid expenses and other                                                          49              252
                                                                              ------------------------------------
Total current assets                                                                4,634            8,694

Property and equipment, net                                                         1,017            1,082

Noncurrent assets:
   Royalties receivable                                                               115              726
   Goodwill                                                                         3,817                0
   Other                                                                               11               18
                                                                              ------------------------------------
Total noncurrent assets                                                             4,971              744

                                                                              ====================================
Total assets                                                                      $ 9,594          $10,520
                                                                              ====================================




SEE ACCOMPANYING NOTES.

                                                                                   JUNE 30        DECEMBER 31
                                                                                    1999              1998
                                                                                 (UNAUDITED)       (AUDITED)
                                                                              ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable and accrued expenses                                         $    2,095       $    1,698
   Royalties and commissions payable                                                    357              768
   Lines of credit                                                                    1,323            1,348
   Current portion of capital lease obligations                                          52               23
                                                                              ------------------------------------
Total current liabilities                                                             3,827            3,837

Noncurrent liabilities:
   Accrued interest payable to related parties                                          164              117
   Long-term debt                                                                     2,455                -
   Capital lease obligations, less current portion                                       24               15
                                                                              ------------------------------------
Total noncurrent liabilities                                                          2,643              132

Stockholders' equity (deficit):
   Preferred Stock, $.10 par value; 25,000,000 shares authorized; none
      issued and outstanding                                                              -                -
   Common stock, $.10 par value; 50,000,000 shares authorized; 10,690,183 and 9,850,867 shares issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                                                 1,069              985
   Additional paid-in capital                                                        39,183           31,522
   Accumulated deficit                                                              (37,077)         (25,862)
   Accumulated other comprehensive loss                                                 (51)             (94)
                                                                              -------------------------------------

Total stockholders' equity (deficit)                                                  3,124           (6,551)
                                                                              ====================================
Total liabilities and stockholders' equity (deficit)                             $    9,594       $   10,520
                                                                              ====================================

                             Interactive Magic, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                          1999            1998            1999            1998
                                                    -----------------------------------------------------------------
Net revenues:
   CD-ROM product sales                             $            -     $     2,495      $       561    $     6,552
   Online sales                                                 498            426              965            784
   Royalties and licenses                                        -             901                7          1,399

   Advertising and other                                        479              0              606              0
                                                    ------------------------------------------------------------------
Total net revenues                                              977          3,822            2,139          8,735

Cost of revenues:
   Cost of products and services                              1,934            604            2,350          1,572
   Royalties and amortized software costs                       222            461              311          1,370
                                                    -----------------------------------------------------------------
Total cost of revenues                                        2,156          1,065            2,661          2,942
                                                    -----------------------------------------------------------------
Gross (loss) profit                                          (1,179)         2,757             (522)         5,793

Operating expenses:
   Sales and marketing                                        1,569          2,048            3,091          3,715
   Product development                                        1,348            858            3,193          1,961
   General and administrative                                 1,270            570            2,122          1,019
   Goodwill                                                     365              0              556              0
                                                    -----------------------------------------------------------------
Total operating expenses                                      4,552          3,476            8,962          6,695
                                                    -----------------------------------------------------------------
Operating loss                                               (5,731)          (719)          (9,484)          (902)

Other (income) expense:
   Interest expense - third parties                             228            230            2,573            430
   Interest expense - related parties                            20             71               38            178
   Other                                                       (869)            18             (922)            18
                                                    -----------------------------------------------------------------
Total other (income) expense                                   (621)           319            1,689            626
                                                    -----------------------------------------------------------------
Loss before income taxes                                     (5,110)        (1,038)         (11,173)        (1,528)
Income tax expense                                                7              -               42            128
                                                    -----------------------------------------------------------------
Net loss                                                $    (5,117)   $    (1,038)     $   (11,215)   $    (1,656)
                                                    =================================================================

Basic loss per share:
Net loss per share                                      $    (0.48)    $     (0.27)     $    (1.07)    $     (0.46)
                                                    =================================================================

Weighted average shares used in computing basic
    loss per share                                       10,684,509      3,778,979       10,501,317      3,605,233
                                                    =================================================================

                             Interactive Magic, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                       1999                1998
                                                                                -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $    (11,215)      $     (1,656)
Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of warrants                                                                   76                  -
     Depreciation and amortization                                                         839                205
     Gain on the sale of advance royalties (NOTE 3)                                       (855)                 -
     Amortization of capitalized software development costs                                329                275
     Noncash interest expense                                                            2,386                 51
     Write-off of capitalized software development costs                                   620                  -
     Changes in operating assets and liabilities net of effects of purchase of
       MPG-Net (NOTE 4)
       Trade and royalties receivables                                                   2,430             (2,074)
       Inventories                                                                         666               (164)
       Advance royalties                                                                  (121)               313
       Prepaid expenses and other                                                           74                (10)
       Accounts payable and accrued expenses                                               (35)               139
       Royalties and commissions payable                                                  (411)               292
       Accrued interest                                                                     47                178
                                                                                -----------------------------------------
Net cash used in operating activities                                                   (5,170)            (2,451)

INVESTING ACTIVITIES
Acquisition of MPG-Net (NOTE 4)                                                            (15)                 -
Proceeds from the sale of advance royalties (NOTE 3)                                     2,315                  -
Purchase of property and equipment                                                         (37)              (101)
Increase in notes receivable                                                              (200)                 -
Software development costs                                                                 (37)            (1,115)
                                                                                ------------------------------------------
Net cash provided by (used in) investing activities                                      2,026             (1,216)

FINANCING ACTIVITIES
Proceeds from issuance of common  and preferred stock                                      220              3,268
Payments on long-term debt                                                                   -               (500)
Proceeds from issuance of convertible debentures                                         3,660                  -

                             Interactive Magic, Inc.

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                    1999                1998
                                                                             -----------------------------------------
Net borrowings from lines-of-credit                                                     (25)               900
Payments on capital lease obligations                                                   (17)               (20)
                                                                             -----------------------------------------
Net cash provided by financing activities                                             3,838              3,648

Effect of currency exchange rate changes on cash and cash equivalents
                                                                                         43                (21)
                                                                             -----------------------------------------
Net increase  (decrease) in cash and cash equivalents                                   737                (40)
Cash and cash equivalents at beginning of period                                      2,943                384
                                                                             =========================================
Cash and cash equivalents at end of period                                       $    3,680         $      344
                                                                             =========================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable into common and preferred stock                   $          -          $   2,600
                                                                             =========================================
Issuance of common stock in settlement of accrued interest payable to
    related parties                                                           $          -          $     319
                                                                             =========================================
Issuance of common stock in connection with acquisition of MPG-Net (NOTE 4)
                                                                              $      3,891          $       -
                                                                             =========================================
Contingently issuable warrants provided to holder of convertible debenture
    (NOTE 6)                                                                  $    $ 1,067          $       -
                                                                             =========================================
Issuance of warrants to broker in connection with convertible debenture
    (NOTE 6)                                                                  $        390          $       -
                                                                             =========================================



SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                   Notes to Consolidated Financial Statements

  (INFORMATION AS OF JUNE 30, 1999 AND FOR THE THREE AND SIX MONTHS ENDED JUNE
                        30, 1999 AND 1998 IS UNAUDITED)



1. DESCRIPTION OF BUSINESS

Interactive Magic, Inc. (or the "Company") is a developer and publisher of Internet and online games and an operator of online game services. The Company develops and publishes proprietary online multi-player games and is building the Company Entertainment Network ("iEN"), an Internet distribution infrastructure which will offer online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games.

         The Company is the exclusive game site operator for AT&T WorldNet, an Internet service provider ("ISP"), and has been contracted to provide online games for America Online, the world's leading online Internet services company. The Company seeks to establish itself as a major provider of online gaming services for ISPs, Internet portals and online services in order to broaden its audience of users. GameHub, AT&T WorldNet's co-branded online gaming service, was launched in January 1999 and is currently being marketed by AT&T to new WorldNet subscribers as a premium service included with their subscription. The GameHub site offers consumers a mix of free and pay-per-play games in all categories, including strategy, role playing, simulation, action and parlor games. In addition to games, GameHub will offer chat rooms, forums and shopping areas. GameHub is expected to generate revenue from subscriber premiums, e-commerce and advertising. GameHub complements the Company's online gaming strategy by expanding the Company's network of player communities.

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Interactive Magic, Inc. (the "Company"), a North Carolina corporation, and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. And Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the six months ended June 30, 1999 and 1998, the Company incurred losses of $11,215,000 and $1,656,000, respectively, and has experienced negative cash flows from operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

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

                             Interactive Magic, Inc.

3. DISPOSITION OF ASSETS

On May 25, 1999, the Company executed an Agreement Regarding Assignment of Contracts (the "Agreement") to sell its rights under certain development contracts for CD-ROM products between the Company and third party developers (and assume certain liabilities thereto) for $2.5 million. The Agreement provides the Company a license to use these products on the Internet. The transaction was consummated on June 30, 1999. Cash proceeds to the Company, net of related expenses, were $2.3 million. The carrying value of net assets sold (primarily CD-ROM advance royalties) was $ 1.5 million. The Company recognized a gain of $855,000 related to the sale, which is included in other (income) expense in the consolidated statements of operations.


4. BUSINESS COMBINATION

On February 12, 1999 the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $.8 million in full settlement of certain debt obligations of MPG-Net. MPG-Net is primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million is being amortized over 3 years.

The following unaudited consolidated pro forma data summarizes the combined operating results of the Company and MPG-Net as if the acquisition had occurred at January 1, 1998:

                                                 SIX MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE
                                                            1999                     30, 1998
                                                 --------------------------- --------------------------

Net revenues                                              $2,233                       $ 8,843
Net loss before extraordinary items                      (11,870)                       (3,677)
Net loss                                                 (11,675)                       (3,122)
Loss per share                                            $(1.09)                       $(0.72)


                             Interactive Magic, Inc.

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


Inventories consist of the following (IN THOUSANDS):

                                                 JUNE 30        DECEMBER 31
                                                   1999            1998
                                              ---------------------------------

     Finished goods                              $    770       $  1,065
     Components                                       100            117
                                              ---------------------------------
                                                      870          1,182
     Inventory valuation reserve                     (644)          (290)
                                              =================================
                                                 $    226       $    892
                                              =================================


ADVANCE ROYALTIES

Advance royalties represent prepayments made to independent software developers under development agreements. Advance royalties are expensed as part of royalties and amortized software costs at the contractual royalty rate based on actual net product sales. Management continuously evaluates the future realization of advance royalties, and charges to cost of revenues any amount that management deems unlikely to be amortized at the contractual royalty rate through product sales. At June 30, 1999 and December 31, 1998, the reserve for advance royalties was $226,000 and $1,654,000, respectively.

                             Interactive Magic, Inc.

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

Information related to net capitalized software development costs is as follows (IN THOUSANDS):

                                          JUNE 30, 1999      DECEMBER 31, 1998
                                        ----------------------------------------

   Balance at beginning of period          $     912          $       425
   Capitalized                                    37                1,450
   Written off                                  (620)                   -
   Amortized                                    (329)                (963)
                                        ----------------------------------------
   Balance at end of period                $       -          $       912
                                        ========================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, accounts payable and other liabilities approximates fair value at June 30, 1999 and December 31, 1998.

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

6. LONG-TERM DEBT

On January 25, 1999, the Company issued a $4 million convertible debenture ("the debenture") for net cash proceeds to the Company of approximately $3.7 million. The Company also issued 200,000 warrants to the broker of the debenture, which represented additional debt issuance costs, valued at $390,000. These warrants were recorded as additional paid-in capital and the resulting debt issuance costs will be amortized to interest expense over the term of the debenture. These warrants have a weighted average exercise price of $4.85 and were exercisable upon issuance. For the three and six months ended June 30, 1999, amortization of the debt issuance costs was approximately $52,000 and $100,000, respectively.

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

                             Interactive Magic, Inc.

6. LONG-TERM DEBT (CONTINUED)


The contingently issuable warrants were valued at approximately $1.1 million at the date of issuance and were recorded as additional paid-in capital. The beneficial conversion feature of the debenture also resulted in a portion of the proceeds of the debenture being allocated to the conversion feature based on its intrinsic value of $2.1 million, which was recorded as additional paid-in capital. However, the debenture was convertible at the date of issuance and the value of the conversion feature was immediately recorded as additional interest expense and accreted into the carrying value of the debenture. Based on the recorded fair value of the contingently issuable warrants, the carrying value assigned to the debenture at the date of issuance was $2.9 million. The difference between the initial carrying value of the debenture and the $4 million face value will be accreted into the carrying value as additional interest expense over the term of the debenture. For the three and six months ended June 30, 1999, the Company recorded approximately $93,000 and $152,000 in interest expense related to such accretion, respectively. For the three and six months ended June 30, 1999, interest expense related to this debenture totaled $.3 million and $2.5 million, respectively.

7. STOCK OPTIONS, STOCK PLANS AND WARRANTS

The following table summarizes the activity under the Company's Stock Option Plans for the six months ended June 30, 1999:

                                         OPTIONS       WEIGHTED-AVERAGE EXERCISE
                                       OUTSTANDING        PRICE PER SHARE
                                     -------------------------------------------
    Balances at December 31, 1998       1,981,968                    2.72
       Options granted                   923,330                     3.71
       Options exercised                (89,316)                     2.60
       Options canceled                 (447,481)                    4.07
                                     -------------------------------------------
    Balances at June 30, 1999           2,368,501                   $2.85
                                     ===========================================

At June 30, 1999 the Company had 1,194,139 options exercisable at exercise prices ranging from $1.00 - $6.00 per share.

                             Interactive Magic, Inc.

7. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

STOCK WARRANTS
The following summarizes the activity of warrants for the six months ended June 30, 1999:

                                                    WARRANTS
                                                   OUTSTANDING
                                            ----------------------
Balance at December 31, 1998                          729,172
Issued                                                520,000
Exercised                                                   -
                                            ----------------------
Balance at June 30, 1999                            1,249,172
                                            ======================


All of the Company's outstanding warrants at June 30, 1999 were exercisable at prices ranging from $1.00 to $9.60 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

On May 25, 1999 the Company signed a definitive agreement with Ubi Soft Entertainment S.A. to sell to Ubi Soft the rights the Company had for the development of CD-ROM games with various game developers. The Company retained the Online rights for the games under development. The transaction was closed on June 30, 1999 with the Company receiving $2,500,000 cash for the CD-ROM development agreements. The sale of the development rights marked the Company's exit from the CD-ROM business. Accordingly the second quarter, 1999 results reflect the final period we were engaged in this portion of our business. The three month and six month financial statement comparisons are therefore heavily impacted by the disposition of the CD-ROM business.

NET REVENUES

Net revenues decreased by 74% to $ 1.0 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998. Net revenue decreased from $8.7 in the first six months of 1998 to $2.1 million in the first six months of 1999.

The following table summarizes the changes in revenue from 1998 to 1999:

-------------------------------------- -------------------------------------- ----------------------------------
-------------------------------------- -------------------------------------- ----------------------------------
                                       Three Months ended June 30 ($000)      Six months ended June 30 ($000)
-------------------------------------- -------------------------------------- ----------------------------------
Revenue for the period in 1998                           $3,822                                 $8,735
-------------------------------------- -------------------------------------- ----------------------------------
Decrease in CD-ROM revenue                               (2,495)                                (5,991)
-------------------------------------- -------------------------------------- ----------------------------------
Increase in On-Line Revenue                                72                                     181
-------------------------------------- -------------------------------------- ----------------------------------
Decrease in Royalty & Licensing                           (901)                                 (1,392)
-------------------------------------- -------------------------------------- ----------------------------------
Increase in Advertising & Other                            479                                    606
                                                           ---                                    ---
-------------------------------------- -------------------------------------- ----------------------------------
Revenue for the period in 1999                            $977                                  $2,139
                                                          ====                                  ======
-------------------------------------- -------------------------------------- ----------------------------------


COST OF REVENUES.

Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the second quarter of 1999 increased to $ 2.2 million from $1.1 million in the same period of 1998, despite negligible CD-ROM revenue. The increase was due to the establishment of reserves and inventory write-downs associated with the exited CD-ROM business. For the six month period, cost of revenue in 1999 is $281,000 below the comparable period for 1998. The decrease reflects the considerably lower level of CD-ROM shipments offset partially by the expenses in the second quarter for the establishment of reserves and inventory write-downs associated with the exit of the CD-ROM business.

OPERATING EXPENSES

Operating expenses increased $1.1 million or 31% from the first quarter of 1998 to the same period in 1999. On a year-to-date basis, operating expenses were $2.3 million higher in 1999 compared to 1998. For both the three and six month periods, the increased level of spending reflects the Company's continued support of CD-ROM in the first four months of 1999, prior to implementation of cost reduction programs. In addition, there is an additional expense of $ 365,000 and $ 556,000 for the three and six month periods, respectively, due to amortization expense of goodwill associated with the MPG-Net acquisition. The following is a summary of major variances:


---------------------------------------------- ---------------------------------------- --------------------------------------
---------------------------------------------- ---------------------------------------- --------------------------------------
                                               Three Months ended June 30 ($000)        Six months ended June 30 ($000)
---------------------------------------------- ---------------------------------------- --------------------------------------
Operating Expenses for the period in 1998                        $3,476                                   $6,695
---------------------------------------------- ---------------------------------------- --------------------------------------
Sales and Marketing                                               (479)                                    (624)
---------------------------------------------- ---------------------------------------- --------------------------------------
Product Development                                                490                                     1,232
---------------------------------------------- ---------------------------------------- --------------------------------------
General and Administrative                                         700                                     1,103
---------------------------------------------- ---------------------------------------- --------------------------------------
Goodwill Amortization                                              365                                      556
                                                                   ---                                      ---
---------------------------------------------- ---------------------------------------- --------------------------------------
Operating Expenses for the period in 1999                        $4,552                                   $8,962
                                                                 ======                                   ======
---------------------------------------------- ---------------------------------------- --------------------------------------


SALES AND MARKETING. Decreased for the three months and six months of 1999 versus 1998 due to the lower level of titles being released on CD-ROM; and a significant decrease in market development funds spending in 1999 compared to 1998.

PRODUCT DEVELOPMENT. Increases in both the quarter and year-to-date despite exit from CD-ROM business due to lower actual spending on CD-ROM games being offset by a combination of increased development for on-line games and the write-off of unamortized development costs associated with the exit of the CD-ROM business.

GENERAL AND ADMINISTRATIVE. Higher for both the three and six month periods due to: the additional expense of being a publicly-held company; relocation expenses relating to the consolidation of our Florida and Texas operations to North Carolina; severance and up-front spending associated with implementation of cost reduction programs.

Goodwill Amortization, Goodwill from the MPG-Net acquisition is being amortized to income over 36 months.

OTHER (INCOME) EXPENSE

Other (income) / expense yielded $940,000 additional income for the three months ended June 30,1999 versus 1998 due to the gain recognized on the sale of the CD-ROM business. For the first six months of 1999 compared to 1998 there is additional expense of $1,063,000. The higher expense level is due to higher interest expense relating to the recognition of the beneficial conversion feature of the $ 4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999; which is partially offset by the gain on the sale of the CD-ROM business in the second quarter.

INCOME TAX EXPENSE

The Company recorded $42,000 income tax expense for the first half 1999 compared to $128,000 for the same period in 1998. The entire tax expense in each period is attributable to earnings in Europe.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering.

The following is a condensed table of cash on hand and major cash flow items from December 31, 1998 to June 30, 1999:

   -----------------------------------------------------------------------------
                                                                      $ Million
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------
   Cash on hand, December 31, 1998                                      $2.9
   ----------------------------------------------------------------
   ----------------------------------------------------------------
   Net loss for the first six months                                   (11.2)
   ----------------------------------------------------------------
   Add: non-cash charges and expenses                                    4.2
   ----------------------------------------------------------------
   Less: non-cash gain on sale of CD-ROM                                (.9)
   ----------------------------------------------------------------
   Changes in working capital                                            2.7
   -----------------------------------------------------------------------------
          Net Cash Used in Operations                                   (5.2)
   ----------------------------------------------------------------
   Net proceeds from sale of CD-ROM                                      2.3
   ----------------------------------------------------------------
   Net proceeds from issuing convertible debentures                      3.7
   -----------------------------------------------------------------------------
   Net change in cash for the six months ended June 30, 1999             .8
   -----------------------------------------------------------------------------
   ----------------------------------------------------------------
   Cash on hand, June 30, 1999                                          $3.7
   ----------------------------------------------------------------=============

The Company maintains a revolving line of credit arrangement with a bank for up to $2.8 million. The principal balance outstanding at any point in time is payable on demand with interest payable monthly at the bank's current prime rate (7.75% as of June 30, 1999). The balance outstanding under this line as of June 30, 1999 was $ 1.3 million. Advances on the line of credit are collateralized by a personal guarantee of the Company's majority shareholder.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management expects the disposition of its CD-ROM operations will reduce its operating losses and expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

We do not have any current arrangements or commitments for any future financing. We may not be able to obtain sufficient additional financing to satisfy cash requirements. We may be required to obtain financing on terms that are not favorable to us and our shareholders. If we are unable to obtain additional financing when needed, we may be required to delay or scale back product development and marketing programs in order to meet our short-term cash requirements, which could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 ISSUE

The Company's products are of a nature that they are not date dependent or subject to failure because of Year 2000 issues. The Company however, has assigned full-time information technology professionals to the task of identifying and resolving Year 2000 problems that may affect the Company's business, and has adopted a Year 2000 compliance plan. Under the Company's Year 2000 compliance plan, the Company has and will continue to inventory and collect documentation on all of its computers, computer related equipment, and equipment with embedded processors. In addition, the Company has been and plans to continue contacting critical vendors and suppliers to obtain assurances of their ability to ensure smooth delivery of products and services after December 1999. Additionally, the Company plans to prioritize and implement any necessary repairs or replacements to equipment in order to achieve Year 2000 compliance, which it expects to complete by the end of 1999. The Company will also implement a testing program, scheduled for completion by the end of 1999. The Company has not prepared estimates of costs for correction of Year 2000 problems. Based on information available at this time, including the Year 2000 compliance status of equipment that has been examined as well as the anticipated replacement schedule for equipment, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed. Failure to implement such changes could have an adverse effect on future results of operations. In addition, unexpected costs of correcting equipment that has not yet been fully evaluated could have an adverse effect on future results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) From April 1, 1999 through June 30, 1999 the Company issued 260,000 warrants, to the underwriters in conjunction with the Company's Initial Public Offering, and granted 300,000 options to 26 employees.

(d) The Company's Registration Statement of Form SB-2 (Registration No. 333-53755) covering certain shares of its common stock was declared effective on July 21, 1998. A total of 2,990,000 shares of the Company's common stock, par value $0.10 per share, were registered (including an over-allotment option for the sale of 390,000 shares). The Company consummated an initial public offering of 2,600,000 shares of common stock at a price to the public of $8.00 per share on July 27, 1998. The lead underwriters in the offering were BlueStone Capital Partners, L.P. and Royce Investment Group, Inc.. During August 1998, the underwriters exercised their right to purchase an additional 390,000 shares at the initial public offering price. The aggregate offering price of the amount registered and sold was $23,920,000. The total proceeds received by the Company, net of underwriting discounts and estimated expenses of the offering, were approximately $21,885,000. The total underwriting discount was $1,674,000. Expenses paid to or for the underwriters were approximately $361,000. Other expenses in connection with the offering were approximately $1,409,000 (of which $400,000 was paid to an affiliate of one of the Company's directors). From the effective date through June 30,1999 the net offering proceeds were used as follows: $8,870,000 for repayment of indebtedness (of which $483,000 was paid to officers of the Company), and the remaining proceeds received by the Company were used to fund operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  OTHER INFORMATION

We have been notified by the Nasdaq Stock Market that we are no longer in compliance with the net tangible asset listing requirement of $ 4,000,000 for continued listing under Maintenance Standard 1 as set forth in Marketplace Rule 4450(a)(3). We corresponded with Nasdaq regarding our plans to resume compliance at a later date, but our request for continued listing was denied. We have appealed the Nasdaq Staff decision to a Nasdaq Listing Qualifications Panel pursuant to Nasdaq Marketplace rules. An oral hearing date has been granted on August 27, 1999.

Delisting by Nasdaq would have a serious impact on our near-term ability to raise capital. For a further explanation of such risks, please refer to our "Risk Factor" section of our 1998 Annual Report Form 10KSB.

         The Company announced, on July 20,1999, it was changing its name to iEntertainment Network. The name change will be submitted for shareholder approval at the next Annual Shareholder's Meeting. The Company is also in the process of changing its "ticker symbol" on the Nasdaq exchange to "IENT" from "IMGK".


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)   EXHIBITS

         27.01    Financial Data Schedule

       (B)   REPORTS ON FORM 8-K

Since the filing of the Company's 1999 First Quarter, Form 10-QSB, the Company filed current reports on Form 8-K in conjunction with the following events:

o Sale of the Company's CD-ROM business to Ubi Soft Entertainment S.A. for $2,500,000 in cash, filed July 15,1999 (as amended).
o Notification of Nasdaq hearing for continued listing, filed July 30, 1999.
o Resignation of Avi Suriel, a member of the Board of Directors, filed August 3, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERACTIVE MAGIC, INC.

August 13, 1999                     By: /s/ J.W. Stealey
                                    --------------------

                                    J.W. Stealey
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer

August 13, 1999                     By: /s/ Michael W. Oliver
                                    -------------------------

                                    Michael W. Oliver
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)