Form 10QSB
period 1999-09-30
INTERACTIVE MAGIC INC /NC/
filed 1999-11-15
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Yes | X |                    No |   |

As of November 12, 1999 (the most recent practicable date), there were 14,655,337 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_|                    No | X |




                                              INTERACTIVE MAGIC, INC.

                                           Form 10-QSB Quarterly Report

                                                       INDEX

PART I                         FINANCIAL INFORMATION                                PAGE
Item 1                         Financial Statements                                  3

Item 2                         Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                   22

PART II                        OTHER INFORMATION                                     28

Item 1                         Legal Proceedings                                     28

Item 2                         Changes in Securities and Use of Proceeds             28

Item 3                         Defaults Upon Senior Securities                       28

Item 4                         Submission of Matters to a Vote of Security Holders   28

Item 5                         Other Information                                     28

Item 6                         Exhibits and Reports on Form 8-K                      30

SIGNATURES                                                                           31

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                             Interactive Magic, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                  SEPTEMBER 30      DECEMBER 31
                                                      1999              1998
                                                   (UNAUDITED)       (AUDITED)
                                                 ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                        $ 1,570          $ 2,943
   Trade receivables, net of allowances of $713
   and $2,871, respectively                             475            2,109
   Inventories                                           61              892
   Advance royalties, net                               231            1,586
   Software development costs, net                        -              912
   Prepaid expenses and other                           128              252
                                                 ------------------------------
Total current assets                                  2,465            8,694

Property and equipment, net                           1,110            1,082

Noncurrent assets:
   Royalties receivable                                  73              726
   Goodwill, net                                      3,750                0
   Other                                                  -               18
                                                 ------------------------------
Total noncurrent assets                               4,933              744



                                                 ------------------------------
Total assets                                        $ 7,398          $10,520
                                                 ==============================

                             Interactive Magic, Inc.

                        (IN THOUSANDS, EXCEPT SHARE DATA

                                                                                SEPTEMBER 30      DECEMBER 31
                                                                                    1999              1998
                                                                                 (UNAUDITED)       (AUDITED)
                                                                              ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                         $    2,241       $    1,698
   Royalties and commissions payable                                                    239              768
   Lines of credit                                                                    1,023            1,348
   Current portion of capital lease obligations                                          50               23
                                                                              ------------------------------------
Total current liabilities                                                             3,553            3,837

Noncurrent liabilities:
   Accrued interest payable to related parties                                          183              117
   Long-term debt                                                                     2,156                -
   Capital lease obligations, less current portion                                       13               15
                                                                              ------------------------------------
Total noncurrent liabilities                                                          2,352              132

Stockholders' equity (deficit):
   Preferred Stock, $.01 par value; 25,000,000 shares authorized; none
      issued and outstanding                                                              -                -
   Common stock, $.10 par value; 50,000,000 shares authorized; 12,505,337 and 9,850,867 shares issued and outstanding at September 30, 1999 and
      December 31, 1998, respectively                                                 1,250              985
   Additional paid-in capital                                                        40,239           31,522
   Accumulated deficit                                                              (39,861)         (25,862)
   Accumulated other comprehensive loss                                                (135)             (94)
                                                                              -------------------------------------
Total stockholders' equity (deficit)                                                  1,493           (6,551)
                                                                              -------------------------------------
Total liabilities and stockholders' equity (deficit)                             $    7,398       $   10,520
                                                                              =====================================

SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30                   SEPTEMBER 30
                                                            1999           1998            1999            1998
                                                      -----------------------------------------------------------
NET REVENUES:
   CD-ROM PRODUCT SALES                              $        373    $      1,903    $        934    $      8,455
   ONLINE SALES                                               464             473           1,429           1,257
   ROYALTIES AND LICENSES                                      12             293              19           1,692
   ADVERTISING AND CONTRACT REVENUE                           659            --             1,265            --
                                               ------------------------------------------------------------------
TOTAL NET REVENUES                                          1,508           2,669           3,647          11,404

COST OF REVENUES:
   COST OF PRODUCTS AND SERVICES                              238             957           2,588           2,529
   ROYALTIES AND AMORTIZED SOFTWARE COSTS                    --               709             311           2,079
                                                -----------------------------------------------------------------
TOTAL COST OF REVENUES                                        238           1,666           2,899           4,608
                                                -----------------------------------------------------------------
GROSS  PROFIT                                               1,270           1,003             748           6,796

OPERATING EXPENSES:
   SALES AND MARKETING                                        912           2,446           4,003           6,161
   PRODUCT DEVELOPMENT                                      1,000           1,273           4,193           3,234
   GENERAL AND ADMINISTRATIVE                                 521             460           2,643           1,479
   GOODWILL AMORTIZATION                                      376            --               932            --
                                               ------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                    2,809           4,179          11,771          10,874
                                                -----------------------------------------------------------------
OPERATING LOSS                                             (1,539)         (3,176)        (11,023)         (4,078)

OTHER (INCOME) EXPENSE:
   NET INTEREST EXPENSE - THIRD PARTIES                     1,198              78           3,771             593
   INTEREST EXPENSE - RELATED PARTIES                          21              22              59             114
   OTHER                                                       16            (179)           (906)           (160)
                                                -----------------------------------------------------------------
TOTAL OTHER (INCOME) EXPENSE                                1,235             (79)          2,924             547
                                                -----------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                   (2,774)         (3,097)        (13,947)         (4,625)
INCOME TAX EXPENSE                                             10              28              52             156
                                                -----------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                       $     (2,784)   $     (3,125)   $    (13,999)   $     (4,781)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT           --              (387)           --              (387)
                                                =================================================================
NET LOSS                                             $     (2,784)   $     (3,512)   $    (13,999)   $     (5,168)
                                                =================================================================
BASIC LOSS PER SHARE:
 LOSS BEFORE EXTRAORDINARY ITEM                      $      (0.25)   $      (0.35)   $      (1.31)   $      (0.88)
                                                =================================================================
 EXTRAORDINARY ITEM                                  $      (0.00)   $      (0.04)   $      (0.00)   $      (0.07)
                                                =================================================================
 NET LOSS PER SHARE                                  $      (0.25)   $      (0.39)   $      (1.31)   $      (0.95)
                                                =================================================================
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
    LOSS PER SHARE                                     11,013,733       8,992,650      10,674,069       5,420,773
                                               =================================================================

SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                       1999                1998
                                                                                -----------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $    (13,999)      $     (5,168)
Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of warrants                                                                  172                  -
     Depreciation and amortization                                                       1,116                305
     Extraordinary Loss                                                                      -                387
     Gain on the sale of advance royalties (NOTE 3)                                       (855)                 -
     Amortization of capitalized software development costs                                329                745
     Noncash interest expense                                                            2,775                 59
     Write-off of capitalized software development costs                                   611                  -
     Changes in operating assets and liabilities net of effects of purchase of
       MPG-Net (NOTE 4)
       Trade and royalties receivables                                                   2,402             (1,855)
       Inventories                                                                         831                (96)
       Advance royalties                                                                     5               (446)
       Prepaid expenses and other                                                          (89)                48
       Accounts payable and accrued expenses                                               251               (520)
       Royalties and commissions payable                                                  (529)                92
       Accrued interest to related party                                                    66               (485)
                                                                                -----------------------------------
Net cash used in operating activities                                                   (6,914)            (6,934)

INVESTING ACTIVITIES
Acquisition of MPG-Net (NOTE 4)                                                            (15)                 -
Proceeds from the sale of advance royalties (NOTE 3)                                     2,315                  -
Purchase of property and equipment                                                         (31)              (208)
Increase in notes receivable                                                              (200)                 -
Software development costs                                                                 (37)            (1,423)
                                                                                ----------------------------------
Net cash provided by (used in) investing activities                                      2,032             (1,631)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock                                       245             23,760
Proceeds (Repayments) on long-term debt                                                  3,660             (4,950)
Repayments on notes payable to related parties                                               -               (870)




                                              Interactive Magic, Inc.

                                 Consolidated Statements of Cash Flows (continued)
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                    1999                1998
                                                                             -----------------------------------
Net repayments from lines-of-credit                                                    (325)            (3,342)
Payments on capital lease obligations                                                   (30)               (38)
                                                                             -----------------------------------
Net cash provided by financing activities                                             3,550             14,560

Effect of currency exchange rate changes on cash and cash equivalents                   (41)               (25)
                                                                             -----------------------------------

Net (decrease) increase in cash and cash equivalents                                 (1,373)             5,970
Cash and cash equivalents at beginning of period                                      2,943                384
                                                                             -----------------------------------
Cash and cash equivalents at end of period                                       $    1,570         $    6,354
                                                                             ===================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable into common and preferred stock                      $     831       $      2,600
                                                                             ===================================
Issuance of common stock in settlement of accrued interest payable to
    related parties                                                            $         -       $        319
                                                                             ===================================
Conversion of preferred stock into common stock                                $         -        $     3,169
                                                                             ===================================

Issuance of common stock in connection with acquisition of MPG-Net (NOTE 4)    $     3,858       $          -
                                                                             ===================================
Issuance of common stock in connection with acquisition of Virtual Business
    Designs, Inc. (NOTE 4)                                                     $       288       $          -
                                                                             ===================================
Contingently issuable warrants provided to holder of convertible debenture
    (NOTE 6)                                                                       $ 1,067       $          -
                                                                             ===================================
Issuance of warrants to broker in connection with convertible debenture
    (NOTE 6)                                                                      $    390       $          -
                                                                             ===================================



SEE ACCOMPANYING NOTES.

                             Interactive Magic, Inc.

                   Notes to Consolidated Financial Statements

(INFORMATION AS OF SEPTEMBER 30, 1999 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)



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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the nine months ended September 30, 1999 the Company incurred losses of $13,999,000 and has experienced negative cash flows from operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

                             Interactive Magic, Inc.

2. BASIS OF PRESENTATION (CONTINUED)

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


3. DISPOSITION OF ASSETS

On May 25, 1999, the Company executed an Agreement Regarding Assignment of Contracts (the "Agreement") to sell its rights under certain development contracts for CD-ROM products between the Company and third party developers (and assume certain liabilities thereto) for $2.5 million. The Agreement provides the Company a license to use these products on the Internet. The transaction was consummated on June 30, 1999. Cash proceeds to the Company, net of related expenses, were $2.3 million. The carrying value of net assets sold (primarily CD-ROM advance royalties) was $ 1.6 million. The Company recognized a gain of $855,000 related to the sale, which is included in other (income) expense in the consolidated statements of operations.


4. BUSINESS COMBINATION

On August 27, 1999 the Company purchased all right, title and interest in and to all of the tangible and intangible assets of Virtual Business Designs, Inc., doing business as The Gamers Net ("The Gamers Net"), for 107,143 shares of its common stock valued at approximately $288,000. The merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the operating results of The Gamers Net have been included in the Company's consolidated financial statements since the date of acquisition.
The purchase price is being amortized over 2 years.

On February 12, 1999 the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") Company by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $0.8 million in full settlement of certain debt obligations of MPG-Net. MPG-Net is primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million is being amortized over 3 years.

                             Interactive Magic, Inc.

4. BUSINESS COMBINATION (CONTINUED)

The following unaudited consolidated pro forma data summarizes the combined operating results of the Company and MPG-Net as if the acquisition had occurred at January 1, 1998:

                                                                --------------------------- --------------------------
                                                                    NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                                --------------------------- --------------------------

Net revenues                                                                 $3,741                   $ 11,588
Net loss before extraordinary item                                           (14,459)                    (6,988)
Net loss                                                                     (14,459)                    (7,375)
Loss per share                                                                $(1.34)                    $(1.20)


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

Inventories consist of the following (IN THOUSANDS):
                                                                    SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                  -------------------------------------------------
     Finished goods                                                  $    243               $        1,065
     Components                                                            93                          117
                                                                  -------------------------------------------------
                                                                          336                        1,182
     Inventory valuation reserve                                         (275)                        (290)
                                                                  -------------------------------------------------
                                                                     $     61               $          892
                                                                  =================================================

ADVANCE ROYALTIES

Advance royalties represent prepayments made to independent software developers under development agreements. Advance royalties are expensed as part of royalties and amortized software costs at the contractual royalty rate based on actual net product sales. Management continuously evaluates the future realization of advance royalties, and charges to cost of revenues any amount that management deems unlikely to be amortized at the contractual royalty rate through product sales. At September 30, 1999 and December 31, 1998, the reserve for advance royalties was $36,000 and $1,654,000, respectively.

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

Information related to net capitalized software development costs is as follows (IN THOUSANDS):

                                                             SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                           -------------------------------------------------

   Balance at beginning of period                             $     912               $       425
   Capitalized                                                       37                     1,450
   Written off                                                     (620)                        -
   Amortized                                                       (329)                     (963)
                                                           -------------------------------------------------
   Balance at end of period                                   $       -               $       912
                                                           =================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, accounts payable and other liabilities approximates fair value at September 30, 1999 and December 31, 1998.

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


COMPREHENSIVE LOSS

The following chart details the Company's comprehensive loss for the periods presented:

                                             -------------------------------------------- ---------------------------------------
                                                  THREE MONTHS ENDED SEPTEMBER 30               NINE MONTHS ENDED SEPTEMBER 30
                                             ------------------- ------------------------ --------------------- -----------------
                                                   1999                   1998                    1999                  1998
                                             ------------------- ------------------------ --------------------- -----------------
Net Loss                                         $ (2,784)              $ (3,512)              $ (13,999)             $ (5,168)
Other comprehensive (loss) - (foreign
currency translation adjustment)                      (84)                    (4)                    (41)                  (25)
Comprehensive loss                               $ (2,868)              $ (3,516)              $ (14,040)             $ (5,193)

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

6. LONG-TERM DEBT

On January 25, 1999, the Company issued a $4 million convertible debenture ("the debenture") for net cash proceeds to the Company of approximately $3.7 million. The Company also issued 200,000 warrants to the broker of the debenture, which represented additional debt issuance costs, valued at $390,000. These warrants were recorded as additional paid-in capital and the resulting debt issuance costs will be amortized to interest expense over the term of the debenture. These warrants have a weighted average exercise price of $4.85 and were exercisable upon issuance. For the three and nine months ended September 30, 1999, amortization of the debt issuance costs was approximately $159,000 and $259,000, respectively.

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

Subsequent to May 11, 1999 the debenture accrues additional interest at a monthly rate of 4% of the outstanding principal balance until such time as the Company's registration statement effecting the shares issuable under the debenture becomes, and remains effective. For the nine months ended September 30, 1999, the Company recorded approximately $743,000 of interest expense related to this provision.

                             Interactive Magic, Inc.

6. LONG-TERM DEBT (CONTINUED)


The contingently issuable warrants were valued at approximately $1.1 million at the date of issuance and were recorded as additional paid-in capital. The beneficial conversion feature of the debenture also resulted in a portion of the proceeds of the debenture being allocated to the conversion feature based on its intrinsic value of $2.1 million, which was recorded as additional paid-in capital. However, the debenture was convertible at the date of issuance and therefore the value of the conversion feature was immediately recorded as additional interest expense and accreted into the carrying value of the debenture. Based on the recorded fair value of the contingently issuable warrants, the carrying value assigned to the debenture at the date of issuance was $2.9 million. The difference between the initial carrying value of the debenture and the $4 million face value will be accreted into the carrying value as additional interest expense over the term of the debenture. For the three and nine months ended September 30, 1999, the Company recorded approximately $232,000 and $380,000 in interest expense related to such accretion, respectively.

For the three and nine months ended September 30, 1999, interest expense related to this debenture totaled $1.2 million and $3.7 million, respectively.

On or about September 15, 1999 the holder of the debenture elected to convert $830,611 of principal and the related accrued interest into 1,683,786 shares of the Company's common stock.

7. STOCK OPTIONS, STOCK PLANS AND WARRANTS

The following table summarizes the activity under the Company's Stock Option Plans for the nine months ended September 30, 1999:

                                                     OPTIONS        WEIGHTED-AVERAGE EXERCISE PRICE
                                                   OUTSTANDING                 PER SHARE
                                              -------------------------------------------------------
    Balances at December 31, 1998                      1,981,968                  2.72
       Options granted                                 1,146,830                  3.21
       Options exercised                                (113,541)                 2.26
       Options canceled                                 (772,344)                 4.37
                                              -------------------------------------------------------
    Balances at September 30, 1999                     2,242,913                 $2.53
                                              =======================================================

At September 30, 1999 the Company had 1,380,231 options exercisable at exercise prices ranging from $1.00 - $6.00 per share.

                             Interactive Magic, Inc.

7. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

STOCK WARRANTS
The following summarizes the activity of warrants for the nine months ended September 30, 1999:

                                                        WARRANTS
                                                       OUTSTANDING
                                                      ------------
Balance at December 31, 1998                              729,172
Issued                                                    639,998
Cancelled                                                 (27,058)
Exercised                                                   -
                                                      ------------
Balance at September 30, 1999                           1,342,112
                                                      ============


All of the Company's outstanding warrants at September 30, 1999 were exercisable at prices ranging from $1.00 to $9.60 per share.


8. SUBSEQUENT EVENTS

Subsequent to the close of the September 30, 1999 quarter, the Company has completed the following transactions in an effort to improve its financial position:

         A) On November 11, 1999, RGC International Investors, LDC (Rose Glen) converted the remainder of its unconverted debenture, which as of September 30, 1999 had an outstanding principal balance of $3,310,844 and a recorded value of $2,156,000 into 3,310.844 shares of the Company's newly created Series D Preferred Stock with a stated value of $1,000 per share. In addition, Rose Glen converted $500,000 of all other accrued amounts under the debenture into 500 shares of Series D Preferred Stock, and agreed to waive all other accrued amounts which totaled $260,000. The difference between the recorded value of the debt and the outstanding principal balance along with the $260,000 waived interest accrual were netted and charged to additional paid-in capital. Interest expense related to these debentures was $3,679,000 for the nine months ended September 30, 1999.

         B) On November 11, 1999 Rose Glen purchased 1,100 shares of Series D Preferred Stock for $1,100,000.

         C) On November 11, 1999 Vertical Financial Holdings purchased 700,000 shares of common stock for $700,000.

         D) On November 11, 1999 - Value Management & Research AG purchased 400,000 shares of common stock for $400,000.

                             Interactive Magic, Inc.

8. SUBSEQUENT EVENTS (CONTINUED)

         E) On November 9, 1999, J.W. Stealey, former CEO of the Company, released the Company from the line of credit indebtedness to BB&T in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock. The Company also paid $15,000 due on this line. Interest expense on this line of credit was $78,000 and $158,000 for the nine months ended September 30, 1999 and the year ended December 31, 1998 respectively. In addition, as part of these transactions, Mr. Stealey's resignation agreement dated August 16, 1999 has been amended such that his consulting services are no longer being used and the sole remaining consideration due him has been reduced to one lump sum payment of $200,000 (less the value of 12 months health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock valued at $62,500. This payment was made November 12, 1999. The Company has agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic, pending shareholder approval of the Company name change to iEntertainment Network. Mr. Stealey agreed to waive the interest due him from the Company in the amount of $183,000 under the terms of the line of credit with BB&T that he had personally guaranteed; in consideration of which the Company incurred additional interest expense of $59,000 for the nine months ended September 30, 1999 and $107,000 for the year ended December 31, 1998. The amount of waived interest has been reflected as a credit to additional paid-in capital.

The following unaudited pro forma consolidated financial data present the unaudited pro forma consolidated balance sheet of Interactive Magic as of September 30, 1999 and the unaudited pro forma consolidated statements of operations of Interactive Magic for the nine months ended September 30, 1999 and the year ended December 31, 1998. The unaudited pro forma consolidated balance sheet data reflects the following adjustments, as described above, as if they had occurred on September 30, 1999:

         o    Conversion of Rose Glen indebtedness

         o    All issuances of preferred and common stock

         o    Severance accrual for former CEO

         o    Release of the Company from the BB&T line of credit indebtedness

The unaudited consolidated statements of operations data reflect the release of the BB&T line of credit indebtedness and the former CEO's personal guarantee as if they had occurred on January 1, 1998.

The unaudited pro forma consolidated financial data are based on historical financial statements of Interactive Magic and the aforementioned adjustments. The unaudited pro forma financial data do not purport to represent what Interactive Magic's financial position or result's of operations would actually have been if the transactions had in fact occurred on the dates indicated and are not necessarily representative of Interactive Magic's financial position or results of operations at any future date or for any future period.

                             Interactive Magic, Inc.
            Unaudited Condensed Consolidated Pro Forma Balance Sheet
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          PRO FORMA
                                                                  SEPTEMBER 30            PRO FORMA      SEPTEMBER 30
                                                                      1999               ADJUSTMENTS         1999
                                                               --------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 1,570             B        1,100       $ 3,575
                                                                                       C          700
                                                                                       D          400
                                                                                       E          (15)
                                                                                       E         (180)
   Other current assets                                                895                                      895
                                                               --------------------------------------------------------
Total current assets                                                 2,465                      2,005         4,470

Property and equipment, net                                          1,110                                    1,110
Goodwill and intangible assets                                       3,750                                    3,750
Other                                                                   73                                       73

                                                               ========================================================
Total assets                                                       $ 7,398                    $ 2,005       $ 9,403
                                                               ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    2,241           A           (760)   $    1,501
                                                                                       E             20
   Lines of credit                                                     1,023           E         (1,015)            8
   Royalties and other current liabilities                               289                                      289
                                                               --------------------------------------------------------
Total current liabilities                                              3,553                     (1,755)        1,798

   Long-term debt                                                      2,156           A         (2,156)            -
   Other noncurrent liabilities                                          196           E           (183)           13

Stockholders' equity:
   Preferred Stock, $.10 par value; 25,000,000 shares
      authorized; of Series D Preferred Stock, stated
      value $1,000 per share. 4,910.844 shares
      authorized, issued and outstanding                                   -          A,B             1             1
   Common stock, $.10 par value; 50,000,000 shares
      authorized; 12,505,337 and 14,655,337 shares issued and
      outstanding at September 30, 1999 and pro forma
      September 30, 1999, respectively                                 1,250           C             70         1,465
                                                                                       D             40
                                                                                       E            105

                             INTERACTIVE MAGIC, INC.
      Unaudited Condensed Consolidated Pro Forma Balance Sheet (continued)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  PRO FORMA
                                                       SEPTEMBER 30            PRO FORMA        SEPTEMBER 30
                                                           1999               ADJUSTMENTS           1999
                                                     -----------------------------------------------------------
   Additional paid-in capital                              40,239           A          2,915        46,385
                                                                            B          1,100
                                                                            C            630
                                                                            D            360
                                                                            E          1,141
   Accumulated deficit                                    (39,861)          E           (263)      (40,124)
   Accumulated other comprehensive loss                      (135)                                    (135)
                                                     ------------------------------------------------------------
Total stockholders' equity                                  1,493                      6,099         7,592
                                                     ===========================================================
Total liabilities and stockholders' equity             $    7,398                $     2,005    $    9,403
                                                     ===========================================================


                             Interactive Magic, Inc.

            Unaudited Pro Forma Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                           PRO FORMA
                                                     NINE MONTHS ENDED                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1999                                 SEPTEMBER 30, 1999
                                                                                                     ---------------------
                                                                                  PRO FORMA
                                                                                 ADJUSTMENTS
                                                  ------------------------------------------------------------------------
NET REVENUES:
   CD-ROM PRODUCT SALES                               $       934                                        $       934
   ONLINE SALES                                             1,429                                              1,429
   ROYALTIES AND LICENSES                                      19                                                 19
   ADVERTISING AND OTHER                                    1,265                                              1,265
                                                  ------------------------------------------------------------------------
TOTAL NET REVENUES                                          3,647                                              3,647

COST OF REVENUES:
   COST OF PRODUCTS AND SERVICES                            2,620                                              2,620
   ROYALTIES AND AMORTIZED SOFTWARE COSTS                     279                                                279
                                                  ------------------------------------------------------------------------
TOTAL COST OF REVENUES                                      2,899                                              2,899
                                                  ------------------------------------------------------------------------
GROSS  PROFIT                                                 748                                                748

OPERATING EXPENSES:
   SALES AND MARKETING                                      4,003                                              4,003
   PRODUCT DEVELOPMENT                                      4,193                                              4,193
   GENERAL AND ADMINISTRATIVE                               2,643                                              2,643
   GOODWILL                                                   932                                                932
                                                  ------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                   11,771                                             11,771
                                                  ------------------------------------------------------------------------
OPERATING LOSS                                            (11,023)                                           (11,023)

OTHER (INCOME) EXPENSE:
   NET INTEREST EXPENSE/(INCOME) - THIRD PARTIES            3,771             A               (3,679)             14
                                                                              E                  (78)
   INTEREST EXPENSE - RELATED PARTIES                          59             E                  (59)              -
   OTHER                                                     (906)                                              (906)
                                                  ------------------------------------------------------------------------
TOTAL OTHER (INCOME) EXPENSE                                2,924                             (3,816)           (892)
                                                  ------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                  (13,947)                            (3,816)        (10,131)
INCOME TAX EXPENSE                                             52                                                 52
                                                  ------------------------           -------------------------------------
NET LOSS                                                $  (13,999)                           (3,816)      $  (10,183)
BASIC LOSS PER SHARE:
 NET LOSS PER SHARE                                     $    (1.31)                                        $    (0.80)
                                                  ========================================================================
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
    LOSS PER SHARE                                      10,674,069                                         12,774,069
                                                  ========================================================================

                             Interactive Magic, Inc.

                 Consolidated Pro Forma Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  PRO FORMA                UNAUDITED
                                                                                                           PRO FORMA
                                                     YEAR ENDED DECEMBER                              YEAR ENDED DECEMBER
                                                          31, 1998                                          31, 1998
                                                    ----------------------
                                                                                 ADJUSTMENTS
                                                    ----------------------
                                                                                 ITEM
                                                    --------------------------------------------------
NET REVENUES:
   CD-ROM PRODUCT SALES                                 $     9,177                                      $     9,177
   ONLINE SALES                                               1,773                                            1,773
   ROYALTIES AND LICENSES                                     1,616                                            1,616
                                                    ----------------------
                                                                                     ---------------------------------------
TOTAL NET REVENUES                                           12,566                                           12,566

COST OF REVENUES:
   COST OF PRODUCTS AND SERVICES                              3,157                                            3,157
   ROYALTIES AND AMORTIZED SOFTWARE COSTS                     2,942                                            2,942
                                                    ----------------------           ---------------------------------------
TOTAL COST OF REVENUES                                        6,099                                            6,099
                                                    ----------------------           ---------------------------------------
GROSS  PROFIT                                                 6,467                                            6,467

OPERATING EXPENSES:
   SALES AND MARKETING                                        8,490                                            8,490
   PRODUCT DEVELOPMENT                                        5,983                                            5,983
   GENERAL AND ADMINISTRATIVE                                 2,684                                            2,684
                                                                                     ---------------------------------------
                                                    ----------------------
TOTAL OPERATING EXPENSES                                     17,157                                           17,157
                                                    ----------------------           ---------------------------------------
OPERATING LOSS                                              (10,690)                                         (10,690)

OTHER (INCOME) EXPENSE:
   NET INTEREST EXPENSE/(INCOME) - THIRD PARTIES                554           E                 (158)            396
   INTEREST EXPENSE - RELATED PARTIES                           134           E                 (107)             27
   OTHER                                                       (161)                                            (161)
                                                    ----------------------           ---------------------------------------
TOTAL OTHER (INCOME) EXPENSE                                    527                             (265)            262
                                                    ----------------------           ---------------------------------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM             (11,217)                            (265)        (11,952)
INCOME TAX EXPENSE                                               28                                               28
                                                    ----------------------           ---------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                          $   (11,245)                            (265)    $   (10,980)

BASIC LOSS PER SHARE:
 LOSS BEFORE EXTRAORDINARY ITEM                         $    (1.73)                                      $    (1.27)
                                                    ======================           =======================================
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
    LOSS PER SHARE                                        6,515,213                                        8,615,213
                                                    ======================           =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

On June 30,1999 the Company received $2,500,000 from Ubi Soft Entertainment S.A.for the sale of the rights the Company had for the development of certain CD-ROM games. The Company retained the online rights for these games. The sale of the development rights marked the Company's exit from the CD-ROM business. The three month and nine month financial statement comparisons are therefore heavily impacted by the disposition of the CD-ROM business.

NET REVENUES

Net revenues decreased by 43% to $ 1.5 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998. Net revenue decreased from $11.4 million in the first nine months of 1998 to $3.6 million in the first nine months of 1999.

The following table summarizes the changes in revenue from 1998 to 1999:

-------------------------------------------- ------------------------------------ ------------------------------
-------------------------------------------- ------------------------------------ ------------------------------
                                               Three Months ended September 30    Nine months ended September 30
                                                           ($000)                                ($000)
-------------------------------------------- ------------------------------------ ------------------------------
Revenue for the period in 1998                             $2,669                                $11,404
-------------------------------------------- ------------------------------------ ------------------------------
Increase/ (Decrease) in CD-ROM revenue                     (1,530)                               (7,521)
-------------------------------------------- ------------------------------------ ------------------------------
Increase/ (Decrease) in Online Revenue                       (9)                                   172
-------------------------------------------- ------------------------------------ ------------------------------
Increase/(Decrease) in Royalty & Licensing                  (281)                                (1,673)
-------------------------------------------- ------------------------------------ ------------------------------
Increase in Advertising & Other                              659                                  1,265
-------------------------------------------- ------------------------------------ ------------------------------
Revenue for the period in 1999                             $1,508                                $3,647
-------------------------------------------- ------------------------------------ ------------------------------


COST OF REVENUES.

 Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the third quarter of 1999 decreased to $ 0.2 million from $1.7 million in the same period of 1998. The decrease was due to the Company's exit from the CD-ROM business. For the nine month period, cost of revenue in 1999 is $1.7 million below the comparable period for 1998. The decrease reflects the considerably lower level of CD-ROM shipments, offset partially by the expenses in the second quarter for the establishment of reserves and inventory write-downs associated with the exit from the CD-ROM business.

OPERATING EXPENSES

Operating expenses decreased $1.4 million or 33% from the third quarter of 1998 to the same period in 1999. On a year-to-date basis, operating expenses were $0.9 million higher in 1999 than they were in 1998. Included in the 1999 results was $376,000 and $932,000 for the three and nine month periods, respectively, due to amortization of goodwill associated with the MPG-Net acquisition. The following is a summary of major variances:

------------------------------------------------ ------------------------------------- -------------------------------
------------------------------------------------ ------------------------------------- -------------------------------
                                                   Three Months ended September 30     Nine months ended September 30
                                                                ($000)                                ($000)
------------------------------------------------ ------------------------------------- -------------------------------
Operating Expenses for the period in 1998                       $4,179                                $10,874
------------------------------------------------ ------------------------------------- -------------------------------
Increase/ (Decrease) Sales and Marketing                       (1,534)                                (2,158)
------------------------------------------------ ------------------------------------- -------------------------------
Increase/ (Decrease) Product Development                        (273)                                   959
------------------------------------------------ ------------------------------------- -------------------------------
Increase/ (Decrease) General and Administrative                   61                                   1,164
------------------------------------------------ ------------------------------------- -------------------------------
Increase/ (Decrease) Goodwill Amortization                       376                                    932
------------------------------------------------ ------------------------------------- -------------------------------
Operating Expenses for the period in 1999                       $2,809                                $11,771
------------------------------------------------ ------------------------------------- -------------------------------


SALES AND MARKETING. Sales and marketing expenses declined significantly during the quarter due to the exit from the CD-ROM business, and declined for a similar reason year-to-date, which was coupled with a significant decrease in market development funds spending in 1999 compared to 1998.

PRODUCT DEVELOPMENT. Product development expenses decreased in the quarter due to the exit from the CD-ROM business, but higher year-to-date due to increased development for on-line games, as well as the write-off of unamortized development costs associated with the exit from the CD-ROM business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly for the three month period, and were higher on a year-to-date basis due to the additional expense of being a publicly-held company; relocation expenses relating to the consolidation of our Florida and Texas operations to North Carolina; as well as employee severance.

Goodwill Amortization. Goodwill from the MPG-Net acquisition is being amortized to income over 36 months.

OTHER (INCOME) EXPENSE

For the first nine months of 1999 compared to 1998 there is additional expense of $2,379,000. The higher expense level is due to the interest expense relating to the recognition of the beneficial conversion feature of the $ 4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999; as well as the interest expense on these debentures, which is partially offset by the gain on the sale of the CD-ROM business in the second quarter.


INCOME TAX EXPENSE

The Company recorded $53,000 in income tax expense for the first nine months of 1999 compared to $156,000 for the same period in 1998. The entire tax expense in each period is attributable to earnings in Europe.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering.

The following is a condensed table of cash on hand and major cash flow items from December 31, 1998 to September 30, 1999:

              ----------------------------------------------------------------- ------------------
                                                                                      $ Million
              ----------------------------------------------------------------- ------------------

              ----------------------------------------------------------------- ------------------
              Cash on hand, December 31, 1998                                           $2.9
              ----------------------------------------------------------------- ------------------

              ----------------------------------------------------------------- ------------------
              Net loss for the first nine months                                       (14.0)
              ----------------------------------------------------------------- ------------------
              Add: non-cash charges and expenses                                         5.0
              ----------------------------------------------------------------- ------------------
              Less: non-cash gain on sale of CD-ROM                                     (.9)
              ----------------------------------------------------------------- ------------------
              Changes in working capital                                                 3.0
              ----------------------------------------------------------------- ------------------
                     Net Cash Used in Operations                                        (6.9)
              ----------------------------------------------------------------- ------------------
              Net proceeds from sale of CD-ROM                                           2.3
              ----------------------------------------------------------------- ------------------
              Net proceeds from issuing convertible debentures                           3.7
              ----------------------------------------------------------------- ------------------
              Other investing and financing activities                                  (.4)
              ----------------------------------------------------------------- ------------------

              ----------------------------------------------------------------- ------------------
              Net change in cash for the nine months ended September 30, 1999           (1.3)
              ----------------------------------------------------------------- ------------------

              ----------------------------------------------------------------- ------------------
              Cash on hand, September 30, 1999                                          $1.6
              ----------------------------------------------------------------- ------------------

The Company maintains lines of credit arrangements with a bank for $1.0 million. The principal balance is payable on July 10, 2000 with interest payable monthly at interest rates ranging from 6.45% to the bank's current prime rate plus 0.5% (8.75% as of September 30, 1999). The balance outstanding under this line as of September 30, 1999 was $ 1.0 million. Advances on the line of credit are collateralized by a personal guarantee of the Company's largest shareholder prior to November 1999.

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

Subsequent to the close of the September 30, 1999 quarter, the Company has completed the following transactions in an effort to improve its financial position:

         A) On November 11, 1999, RGC International Investors, LDC (Rose Glen) converted the remainder of its unconverted debenture, which as of September 30, 1999 had an outstanding principal balance of $3,310,844 and a recorded value of $2,156,000 into 3,310.844 shares of the Company's newly created Series D Preferred Stock with a stated value of $1,000 per share. In addition, Rose Glen converted $500,000 of all other accrued amounts under the debenture into 500 shares of Series D Preferred Stock, and agreed to waive all other accrued amounts which totaled $260,000. The difference between the recorded value of the debt and the outstanding principal balance along with the $260,000 waived interest accrual were netted and charged to additional paid-in capital. Interest expense related to these debentures was $3,679,000 for the nine months ended September 30, 1999.

         B) On November 11, 1999 Rose Glen purchased 1,100 shares of Series D Preferred Stock for $1,100,000.

         C) On November 11, 1999 Vertical Financial Holdings purchased 700,000 shares of common stock for $700,000.

         D) On November 11, 1999 - Value Management & Research AG purchased 400,000 shares of common stock for $400,000.

F)       E)   On November 9, 1999, J.W.  Stealey,  former CEO of the  Company, released the Company from the line of credit indebtedness to BB&T in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock. The Company also paid $15,000 due on this line.
              Interest expense on this line of credit was $78,000 and $158,000 for the nine months ended September 30, 1999 and the year ended
              December 31, 1998 respectively. In addition, as part of these transactions, Mr. Stealey's resignation agreement dated August 16, 1999 has been amended such that his consulting services are no longer being used and the sole remaining consideration due him has been reduced to one lump sum payment of $200,000 (less the value of 12 months health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock valued at $62,500. This payment was made November 12, 1999. The Company has agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic, pending shareholder approval of the Company name change to iEntertainment Network. Mr. Stealey agreed to waive the interest due him from the Company in the amount of $183,000 under the terms of the line of credit with BB&T that he had personally guaranteed;
              in consideration of which the Company incurred additional interest expense of $59,000 for the nine months ended September 30, 1999 and $107,000 for the year ended December 31, 1998. The amount of waived interest has been reflected as a credit to additional paid-in capital.


We do not have any current arrangements or commitments for any future financing beyond those referenced above. We may not be able to obtain sufficient additional financing to satisfy cash requirements. We may be required to obtain financing on terms that are not favorable to us and our shareholders. If we are unable to obtain additional financing when needed, we may be required to delay or scale back product development and marketing programs in order to meet our short-term cash requirements, which could have a material adverse effect on our business, financial condition and results of operations.


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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) From July 1, 1999 through September 30, 1999 the Company issued warrants to purchase 100,000 shares to members of the Board of Directors in recompense for services;(2) granted options to purchase 206,000 shares to 16 employees; (3) issued 107,143 shares of Common Stock to Virtual Business Designs, Inc. d/b/a/ the Gamers Net ("Gamers Net") in connection with the Company's acquisition of the assets of the Gamers Net.

(d)      Not applicable.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5. OTHER INFORMATION

Subsequent to the close of the September 30, 1999 quarter, the Company has completed the following transactions in an effort to improve its financial position:

         A) On November 11, 1999, RGC International Investors, LDC (Rose Glen) converted the remainder of its unconverted debenture, which as of September 30, 1999 had an outstanding principal balance of $3,310,844 and a recorded value of $2,156,000 into 3,310.844 shares of the Company's newly created Series D Preferred Stock with a stated value of $1,000 per share. In addition, Rose Glen converted $500,000 of all other accrued amounts under the debenture into 500 shares of Series D Preferred Stock, and agreed to waive all other accrued amounts which totaled $260,000. The difference between the recorded value of the debt and the outstanding principal balance along with the $260,000 waived interest accrual were netted and charged to additional paid-in capital. Interest expense related to these debentures was $3,679,000 for the nine months ended September 30, 1999.

         B) On November 11, 1999 Rose Glen purchased 1,100 shares of Series D Preferred Stock for $1,100,000.

         C) On November 11, 1999 Vertical Financial Holdings purchased 700,000 shares of common stock for $700,000.

         D) On November 11, 1999 - Value Management & Research AG purchased 400,000 shares of common stock for $400,000.

E)       E)   On November 9, 1999, J.W. Stealey, former CEO of the Company, released the Company from the line of credit indebtedness to BB&T in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock. The Company also paid $15,000 due on this line.
              Interest expense on this line of credit was $78,000 and $158,000 for the nine months ended September 30, 1999 and the year ended
              December 31, 1998 respectively. In addition, as part of these transactions, Mr. Stealey's resignation agreement dated August 16, 1999 has been amended such that his consulting services are no longer being used and the sole remaining consideration due him has been reduced to one lump sum payment of $200,000 (less the value of 12 months health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock valued at $62,500. This payment was made November 12, 1999. The Company has agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic, pending shareholder approval of the Company name change to iEntertainment Network. Mr. Stealey agreed to waive the interest due him from the Company in the amount of $183,000 under the terms of the line of credit with BB&T that he had personally guaranteed;
              in consideration of which the Company incurred additional interest expense of $59,000 for the nine months ended September 30, 1999 and $107,000 for the year ended December 31, 1998. The amount of waived interest has been reflected as a credit to additional paid-in capital.

On August 27, 1999 the Company purchased all right, title and interest in and to all of the tangible and intangible assets of Virtual Business Designs, Inc., doing business as The Gamers Net, for 107,143 shares of common stock. In addition, the Company agreed to pay David Heath, former owner of The Gamers Net, a consulting fee for services rendered in the amount of $276,000 in eight equal amounts on the first day of the month of each quarter commencing September 1, 1999 assuming the required services are provided. The first of eight quarterly payments was made in cash in the amount of $34,500.00, with the balance to be paid in Company common stock with the number of shares to be determined by the quotient of $34,500.00 divided by the price per share as reported in the Wall Street Journal one (1) trading day prior to the first day of each quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.02 Articles of Amendment establishing the Series D Preferred Stock of Interactive Magic, Inc., filed with the North Carolina Secretary of State on November 10, 1999.
         10.37 Securities Purchase and Exchange Agreement dated November 8, 1999 between Interactive Magic, Inc. and RGC International Investors, LDC
         10.38 Registration Rights Agreement dated November 11, 1999 by and among Interactive Magic, Inc., Vertical Financial Holdings, J.W. Stealey and Value Management & Research AG.
         10.39 Asset Purchase Agreement dated August 27, 1999 by and among Interactive Magic, Inc., Virtual Business Designs, Inc., d/b/a The Gamers Net, and David Heath.
         27.01    Financial Data Schedule


       (B)   REPORTS ON FORM 8-K

Since the filing of the Company's 1999 Second Quarter Form 10-QSB, the Company filed current reports on Form 8-K in conjunction with the following events:

o Resignation and the terms thereof of John W. (Bill) Stealey as CEO, and election of Jacob Agam as Chairman of the Board, filed August 25, 1999
o Pro Forma financial information in regard to the sale of the Company's CD-Rom business to Ubi Soft Entertainment S.A. for $2,500,000 in cash, filed September 7, 1999 ( as amended).
o Notice that the Company's common stock will trade on the NASDAQ SmallCap market pending satisfaction of NASDAQ requirements, filed October 15, 1999
o Termination of negotiations to acquire three entertainment-hobby product distributors: Berkeley Topline, Inc., Zocchi Distributing, Inc., and Alliance Games Distribution, Inc., filed October 26, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INTERACTIVE MAGIC, INC.

                             By: /s/ Michael C. Pearce
                                ----------------------
                             Michael C. Pearce
                             Chief Executive Officer

                             By: /s/ Robert L. Hart
                                ----------------------
                             Robert L. Hart
                             Chief Financial Officer