Form 10KSB
period 1999-12-31
IENTERTAINMENT NETWORK INC
filed 2000-03-24
CIK 1061915

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-29750

                          IENTERTAINMENT NETWORK, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

        NORTH CAROLINA                                 56-2092059
        --------------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                         215 SOUTHPORT DRIVE, SUITE 1000
                        MORRISVILLE, NORTH CAROLINA 27560
                        ---------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (919) 461-0722


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenue for the year ended December 31,1999 was $4,260,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 22, 2000, was approximately $29,130,306.

         As of March 22, 2000, there were 15,022,284 shares of the Registrant's common stock, $.10 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE


See the Exhibit Index hereto.

================================================================================

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB. These factors include the following: we have incurred significant operating losses and we cannot predict whether we will become profitable; we have changed our business focus and we may not be successful operating a new business; we have significant capital requirements and if we do not obtain sufficient additional funds our ability to grow may be limited; our growth strategy, including acquisitions, may not succeed and may adversely effect our financial condition, results of operations and cash flows; if we are unable to introduce new products and incorporate rapidly developing technologies into our products our business may be adversely affected; we depend on the continued growth in use of the Internet; intense competition may adversely affect our operating results; and other risks.


ITEM 1.  DESCRIPTION OF BUSINESS

(a)      BUSINESS DEVELOPMENT

         iEntertainment Network, Inc. (the "Company") develops and publishes proprietary Internet and online multi-player games. The Company also operates online game services and offers online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games through its Internet distribution infrastructure. The Company is the preferred provider of online games for AT&T WorldNet, an Internet service provider, has been contracted to provide online games for America Online, the world's leading online Internet services company, operates EarthLink's Games Arena, and provides content for Time Warner Inc.'s ENTERTAINDOM site.

         During the year ended December 31, 1999, the Company:

     o   completed a shift in its business focus to an Internet-only strategy;

     o sold certain assets relating to the retail CD-ROM portion of its business in order to focus its efforts exclusively on the development of its Internet properties and strategies;

     o   acquired MPG-Net, enabling the Company to

         o implement the key elements of its fully-integrated online gaming service, including real-time chat, player tracking, customer e-mail, e-commerce, advertising, billing, database, management and marketing; and

         o expand its online offerings from multiple individual online games to a comprehensive online gaming service incorporating a variety of community-building features; and

     o changed its name to iEntertainment Network, Inc. and instituted a new management team.

         The Company was incorporated under the laws of the State of Maryland on June 16, 1994 under the name SP Enterprises, Inc. and changed its name to Interactive Magic, Inc. in March 1996. On July 1, 1998, the Company reincorporated in North Carolina. The Company's address is 215 Southport Drive, Suite 1000, Morrisville, North Carolina 27560 and its telephone number is (919) 461-0722.

(b)      BUSINESS OF THE REGISTRANT

         OVERVIEW

         The Company is a developer and publisher of Internet and online games and an operator of online game services. The Company develops and publishes proprietary online multi-player games and through its Internet distribution infrastructure offers online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games.

         The Company is the preferred provider of online games for AT&T WorldNet, has been contracted to provide online games for America Online ("AOL"), the world's leading online Internet services company, operates EarthLink's Games Arena, and provides content for Time Warner, Inc.'s ENTERTAINDOM site. The Company seeks to establish itself as a major provider of online gaming services for Internet service providers ("ISPs"), Internet portals and online services in order to broaden its audience of users. GameHub, AT&T WorldNet's co-branded online gaming service, was launched in January 1999 and is currently being marketed by AT&T to new WorldNet subscribers as a premium service included with their subscription. The GameHub site offers consumers a mix of free and pay-per-play games in all categories, including strategy, role playing, simulation, action and parlor games. In addition to games, GameHub will offer chat rooms, forums and shopping areas. GameHub is expected to generate revenue from subscriber premiums, e-commerce and advertising. GameHub complements the Company's online gaming strategy by expanding its network of player communities.

         Historically, the Company has generated revenue primarily from developing, publishing and distributing simulation and strategy games on CD-ROM for the PC platform. In June 1999, the Company sold certain assets related to the retail CD-ROM portion of its business for $2,500,000 in cash to focus its efforts exclusively on the development of its Internet properties and strategies. By focusing on delivering realistic games with high quality graphics, the Company believes it has developed strong brand recognition and consumer loyalty among game enthusiasts.

         The Company introduced its first large-scale online multi-player game (WarBirds) in April 1997 following the acquisition of Interactive Creations, Inc. ("ICI"). WarBirds, an award winning World War II air combat simulation game, has logged over 2.5 million hours of online game time with players in more than 70 countries.

         To further expand its customer base and brand recognition, the Company has entered into a partnership with AOL to provide high-quality, large-scale multi-player games for AOL's game channel. The Company launched Fighter Ops in December 1999, a simplified, mass-market version of WarBirds, on AOL's games channel. Raider Wars, scheduled to be launched during 2000, is an online space combat simulation game that allows hundreds of players to fly different types of spaceships against one another.

         The Company is a technological leader within the online gaming industry with a number of leading edge online and multi-player gaming technologies which enhance the play value of its games and augment its service capabilities. The Company's MEGAplayer technology enables the implementation of large-scale multi-player games on the Internet, allowing over 300 players to play simultaneously in the same game arena by minimizing latency and addressing problems such as onscreen "warping". The Company's MEGAvoice technology allows groups of up to four players to engage in real-time voice communication over the Internet while playing a game together.

         Through its acquisition of MPG-Net in February 1999, the Company acquired the ICONS gaming services platform, which enables implementation of the key elements of a fully-integrated online gaming service. These elements include real-time chat, player tracking, customer e-mail, e-commerce, advertising, billing, database management and marketing. The Company's ICONS platform allows the Company to expand its online offerings from multiple individual online games to a comprehensive online gaming service incorporating a variety of community-building features.

         ONLINE GAMING INDUSTRY

         The evolution of the Internet into an accessible, easy-to-use, platform-independent global network capable of supporting multimedia applications, has led to the development of online gaming. Online gaming is an emerging market covering several gaming paradigms, including: (i) the electronic distribution of pay-for-play or subscription-based games and (ii) the implementation of multi-player features on traditional games with the use of the Internet or on-line services as the wide- area network connecting physically-distant players.

         The Internet and online services present a new platform on which traditional game publishers and distributors can market, advertise and distribute their products, whether through direct sales from Web sites or through sponsoring multi-player on-line tournaments featuring their games. The ability to compete on-line is an additional product feature that may increase demand for interactive entertainment software products. The development of the Internet has also led to the emergence of online gaming services that aggregate numerous licensed and/or proprietary software titles and online developers that make their server-based titles exclusively available online. As PC and Internet access prices continue to decline, these gaming services are attracting a rapidly growing number of users.

         Online gaming presents many distinct advantages for game developers and publishers over traditional CD-ROM publishing. The online gaming model eliminates traditional cost of sales such as product packaging, warehousing and physical distribution, and minimizes distribution issues such as return allowances and rebates. Online gaming can allow for higher margins and encourages recurring revenues through subscription-based revenue models. Unlike CD-ROM products which have a limited shelf life, online-only games are often perpetual products which are continually under development and require continuous updates and maintenance. Revenue sources in the online gaming model include pay-for- play fees, subscriptions, e-commerce transaction fees, advertising and direct merchandising. Online gaming presents more favorable economics, eliminates distribution channel issues, provides for a larger number of potential revenue sources and enables the publisher to maintain a more intimate relationship with its customers.

         A 1998 Jupiter Communications report estimates that more than 3.7 million consumers in the United States are currently playing games over the Internet, generating revenues of approximately $81 million in 1998, and projects that 26.8 million consumers will generate $1.1 billion in revenues in 2002. These figures include subscription and pay-for-play revenues generated from online games and CD-ROM games with an online component, as well as advertising revenues from online gaming sites. Jupiter expects that by 2002, consumer revenues will account for $622 million, or 57% of total online gaming revenues. Advertising, in the form of sponsorships, banners and interstitialis, is also expected to become an important revenue stream for online gaming sites, generating $464 million, or 43% of total online gaming revenues by 2002.

         The emerging popularity of online games is evidenced by the increasing number of industry participants. Two major categories of market participants have emerged in the online gaming industry: online gaming software developers and online gaming aggregators.

         Online gaming developers offer server-based games directly to consumers over the Internet or through retail channels involving an upfront charge to the buyer. These developers also maintain Web sites where they host their games and match up opponents. Under the online publishing model, game developers publish server-based titles (typically massively multi-player or "immersive" games) exclusively for online play and typically sell unlimited usage or time-based subscriptions to the game, typically ranging from $4.95 to $19.95 a month.

         Online gaming aggregators offer a variety of third-party games and related services and seek to generate revenues through a combination of usage fees and/or advertising. Online aggregators focus on providing server hosting, match-making services and tournaments for multi-player games published by third-parties, as well as community-building services such as chat rooms and bulletin boards. Typically, these services offer many of the same games on a non-exclusive basis. Chat accounts for as much as 50% of usage on aggregation sites, as consumers come for games and stay for community. Furthermore, aggregators seek to enhance their customers' online gaming experience by minimizing latency for Internet-based games. Latency, or the length of time it takes to communicate from the host server to the player's computer, is the most important technical constraint impeding game play on the Internet. The typical delay on the Internet is of the order of 4/10th of a second, which significantly affects the quality of multi-player action games. A majority of the competitors vying for the on-line and Internet gaming market are focused on multi-player action games which require low latency data links between the players and the host. Online game networks include America Online's The Game Parlor, Microsoft's Internet Gaming Zone, Gamesville, Pogo, Yahoo! Games and Uproar.

         Traditional publishers of games for the PC platform are also increasingly including options for online play in their game software.

         As the Internet develops into a popular medium for online gaming, traditional game publishers, which are primarily focused on retail distribution, are increasingly using the Internet to directly promote traditional retail titles by providing free online play on their Web sites as an added benefit to retail buyers. According to a study conducted by Jupiter Communications, by offering free online play, publishers are able to increase retail sales of their products by 10% to 15%.

         ONLINE PRODUCTS

         The Company acquired ICI in April 1997 as a vehicle to enter the online gaming market. ICI had developed and launched a pioneer Internet gaming service with the online-only game WarBirds. WarBirds has been named "Online Only Game of the Year" every year since 1996 by PC Games magazine, and is recognized as one of the world's leading real-time large-scale online multi-player games.

         The acquisition of MPG-Net provides the Company with the ICONS(TM) fully integrated gaming network platform which is designed to seamlessly control game play, player tracking, chat, advertising, billing and e-commerce. Using the ICONS platform, the Company plans to position itself as a leading entertainment destination on the Web by expanding the scope of its services to include advertising and e-commerce and enhancing the community-building features of its gaming networks, such as chat and messaging.

         The Company is the preferred provider of online games for AT&T WorldNet's GameHub, EarthLink's Games Arena, and the iEntertainment Network. The Company also provides Internet content for America Online and Time Warner, Inc.'s ENTERTAINDOM site. The acquisition of MPG-Net and its technology portfolio enabled the Company to accelerate the development of its online game service offerings and its launch of iEntertainment Network ("iEN"), its fully integrated online gaming service, in the first quarter of 1999.

         IEN

         The Company currently offers six real-time large-scale online games. WarBirds is available on a subscription basis. The Company currently offers players three subscription options. Users choose to pay $9.95, $19.95 or $29.95 for five, thirteen or twenty hours, respectively, of game play per month. Users pay an additional $1.99 for each hour played beyond this subscription allocation. The Company believes that this pricing plan caters to the needs of a variety of players ranging from novices to experts and provides players with an incentive for added game play.

         The Company's sites are distinguished by the real-time large-scale nature of its online games. While a number of multi-player games are available over the Internet, generally only four, eight or 16 players can play simultaneously with or against each other. By contrast, large-scale multi-player games permit a significantly greater number, frequently hundreds, of simultaneous players. The Company is one of the few online developers that have the knowledge, skill and experience necessary and are recognized within the industry for their ability to successfully develop and operate large-scale online multi-player games.

         The Company hosts numerous playing arenas for large-scale multi-player online games on its highly scalable, redundant and secure high performance client-server network. The Company believes this game server network can be expanded and distributed as needed to accommodate growth in the Company's customer base. The Company believes that its massively multi-player online games create a gaming experience that constantly engage the player, presenting fresh challenges. Large-scale online games are infinitely expandable and can grow organically through regular development and modification. As such, unlike the mission-oriented or level-based

CD-ROM games, they have a perpetual shelf life. These games present ongoing submersive play experiences where players can choose to reenter the game environment at any time, 24 hours a day, seven days a week.

         The Company believes that as its massively multi-player games develop a loyal following, they become ideal environments around which to form communities. The Company believes that its customers wish to socialize and form relationships while competing online against one another. Accordingly, the Company designs its massively multi-player online games to be inherently conducive to community building by allowing hundreds of people from around the world to play simultaneously. WarBirds, for example, allows players to fly in squadrons, participate in organized special events, gain status and build careers as pilots for their online personas. In addition to playing games, the Company's customers are given the opportunity to participate in a rich social environment, including chat, competitive tournaments and live event broadcasts.

         The Company's sites currently include the following online titles:

         WARBIRDS. WarBirds, an award winning World War II air combat simulation game, allows hundreds of players from around the world to simultaneously fly air combat missions in a single campaign. To date, there have been as many as 350 WarBirds players online at one time. WarBirds combines strategy, realism and community building to offer players a unique, compelling and engaging online gaming experience. Players choose to fly for one of four teams, select an airplane from an array of 50 historically accurate bombers or fighters and choose a role as a pilot, gunner or bomber. Individual combatants then engage in dogfights or fly bombing missions over enemy territories, with the outcome of each individual mission affecting the outcome of the overall campaign. The incorporation of 3D rolling terrain graphics, the Company's MEGAvoice technology, which allows groups of up to four players to engage in real-time voice communication, and the Company's MEGAplayer technology, which minimizes latency and onscreen "warping", add to the realism of the playing experience.

         WarBirds is played on a continuous basis, allowing players to enter the game 24 hours a day, seven days a week. WarBirds also incorporates a number of features that are conducive to community-building: players can fly in a squadron, participate in organized special events and advance and build careers as pilots. To encourage recurring play, the Company promotes the development of communities of regular WarBirds players that participate in special promotional events such as squadron conferences, conventions and competitions around the world. WarBirds has been named "Online Only Game of the Year" every year since 1996 by PC Games, and in 1996 and 1997 by Computer Games/Strategy Plus.

         DAWN OF ACES. Dawn of Aces is a WWI air combat simulation game based on the WarBirds engine. Dawn Of Aces places players in the middle of an ongoing WWI air battle over Continental Europe and carries a more historic feel than WarBirds. Dawn of Aces allows players to fly either as Allied (British or French) or Central (German) pilots, with the goal of helping their side capture enemy aerodromes and advance front lines. Players can chose their aircraft from a variety of historically accurate models available to their team and can change sides in the on-going battle each time they rejoin the game.

         iEN, GameHub, and Games Arena are full-featured entertainment destinations containing software downloads, free and premium games, news updates for the computer gaming and entertainment industry, online advertising, personalized portals providing daily interest content, such as national news, weather, sports and stocks. These destinations feature:

         Premium Games: WarBirds(TM), the award-winning World War II flight simulation voted "Online Game of the Year" for the third consecutive year; WarBirds(TM) Air Combat; Dawn of Aces(TM), an exciting World War I air combat simulation; ShockForce(TM), an action-packed futuristic hovertank game; and Drakkar II, a medieval role playing game.

         Free Games: Bingo, Bingo eXtreme, Wild Card Games (to include Bridge, Hearts, Pinochle, Rummy and Spades), Video Poker, Checkers, Empire Builder, Operation Market Garden, Minion Hunter, Backgammon, FiefQuest, Chess, Wari, Tic Tac Toe, Video Slots, Blackjack, Roulette, Euchre, Four in a Row, SuperTris, Diceridoo, Shuffle Puzzle, Word Scrambler and Word Painter.

         The Company offers a three- tier service structure in order to expand its user base and build a successful mainstream online entertainment service.

         The first tier of the Company's services consists of free entertainment in the form of chat, messaging and online parlor games such as chess, checkers, Poker, Hearts, Spades, Bingo and backgammon to attract a large user audience to the Company's site. Following the lead of major Internet portals which have used free services to aggregate large communities of online users, the Company offers these online gaming services free of charge in order to build a large and loyal customer base.

         The Company's second tier of services consists of subscription-based access to more traditional action, simulation and strategy games and related services. The Company also hosts multi-player arenas for a variety of popular Internet-enabled CD-ROM titles published by the Company and third-party publishers. Additional services include tournament play with rankings, contests, special events and prizes. Players are charged $9.95 per month for unlimited usage of these services.

         The third-tier of the Company's services target avid gamers. In addition to all of the services included in the second-tier, the third tier offers the most sophisticated online only games on a pay-per-play basis, including massively multi-player games such as WarBirds and Dawn of Aces. These games include titles that are differentiated enough from generic online gaming offerings to warrant premium pricing. The Company plans to offer hourly, daily and monthly game time purchases.

         The Company has expanded the community-orientation of its services by providing feature-rich, easy-to-use chat and messaging services which enhance the social experience of playing the Company's broad offering of free, subscription-based and pay-per-play games. The Company believes that these chat rooms and messaging services encourage player congregation at its sites and facilitate social interaction and player matching for multi-player games. To support these free services, the Company is leveraging its Web traffic and draw revenue from advertising, sponsorship and e-commerce offerings. The Company has launched an online store which sells both Company and third-party products.

         CD-ROM PRODUCTS

         In June 1999, the Company sold certain assets related to the retail CD-ROM portion of its business for $2,500,000 in cash to focus its efforts exclusively on the development of its Internet properties and strategies.

         Consistent with the Company's new Internet-only strategy, in the fourth quarter of 1999, the Company decided to discontinue its overseas operations in Germany and the United Kingdom effective in early 2000.

         MARKETING

         The Company's online marketing focuses on strategies for increasing recurring revenues from the current customer base while recruiting new customers. The Company seeks to increase revenues from its current customer base through community building programs such as regular e-mail information updates, sponsorship of online events, contests and conventions attended by subscribers. For example, the Company is promoting the development of "communities" of regular WarBirds flyers that participate in special promotional events, such as squadron conferences, conventions and competitions around the world. To date, over 200 of these informal squadrons or communities exist. In addition, the Company is committed to providing extensive technical support to its customers. The Company believes that as a result of these efforts, it has developed significant customer loyalty, encouraging long term customer game play.

         TECHNOLOGY

         The Company has developed proprietary technologies that create an enhanced gaming experience for the user and enable the Company to create highly realistic games. The Company does not currently maintain patents on its technology and others may be able to develop similar technologies in the future. The Company has filed a patent application on its MEGAplayer technology, which minimizes latency and addresses problems such as "warping", which is inherent in high and variable latency networks such as the Internet.

         As part of the MPG-NET acquisition, the Company obtained the ICONS online gaming platform which provides features such as player tracking, chat, messaging and billing and enables advertising and e-commerce.

The acquisition of MPG-Net's ICONS software technology enables the Company to expand its online offering from multiple individual online games to a comprehensive online gaming service incorporating a variety of community-building features. The ICONS system involves the use of trained systems operators available online within the Company services to offer tours, answer questions and to generally assist both new visitors and service members with the utilization of services and the purchase of various products, games and game-related merchandise.

         The Company regards its copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to its success. The Company relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite its precautions, it may be possible for third parties to obtain, copy and use its intellectual property without authorization. Unauthorized copying is common within the software industry. A significant amount of unauthorized copying of the Company's products could adversely affect its business. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. As a result, the Company may not be able to secure adequate protection of its intellectual property rights. The Company's inability to effectively protect its intellectual property rights would have a material adverse effect on its business, results of operations and financial conditions.

         Effective trademark protection may not be available in all the countries in which the Company conducts business. The global nature of certain wide area networks, particularly the Internet, makes it virtually impossible to control the ultimate destination of the Company's products. Policing unauthorized use of its marks is also difficult and expensive. In addition, it is possible that the Company's competitors will adopt product or service names similar to the Company's, thereby impeding its ability to build brand identity and possibly leading to customer confusion.

         To license its products to end users, the Company primarily relies on end-user licenses that are not signed by the end-user. As a result, such licenses may be unenforceable under the laws of certain jurisdictions. The Company also intends to continue to license technology from third parties. The market in which the Company operates is continually and rapidly evolving, and the Company may need to license additional technologies to remain competitive. In addition, the Company may fail to successfully integrate any licensed technology into its services. The Company's inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

         As the number of software products in the industry increases and the functionality of these products further overlap, software developers may become increasingly subject to infringement claims. Third parties may assert infringement claims against the Company in the future with respect to current or future products. As is common in the industry, from time to time, the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate.

         PRODUCT DEVELOPMENT

         The development cycle for new online products is continuous throughout the life of the product. Generally, each new internally developed product begins as brief design document proposed by the Company's internal development staff. Following management approval, the product's designer drafts a detailed product design specification, programmers develop the software design and create a schedule based on that design, and artists develop storyboards and the art production schedule. The Company then develops the overall project schedule and budget, including a scheduled release date and a marketing and sales plan.

         The Company typically reviews externally developed products in various stages of development, and, once the Company has selected and contracted for a product, the Company's product development staff then manages the product development process with the external developer in a manner similar to the Company's internal development process.

         Throughout the development phase of each product, whether internally or externally developed, the Company implements a number of quality control procedures. The software is carefully designed, implemented and tested by the programmers, followed by frequent testing releases. Each product is played and critiqued by the Company's in-house playtest staff and other Company employees. Products are then submitted to groups of up to 50 external playtesters. This product test process reduces implementation defects and provides design and playability feedback in a timely manner for incorporation in the finished product.

         COMPETITION

         Many companies provide Web sites targeted to audiences seeking various forms of entertainment content. The Company competes with all of these companies for visitor traffic, advertising dollars and electronic commerce. This competition is intense and is expected to increase significantly in the future as the number of entertainment-orientated Web sites continue to grow. The Company's success, to date, has been largely dependent upon the perceived value of its content relative to other available entertainment alternatives, both online and elsewhere. In addition, the Company is one of the few online entertainment properties capable of delivering real time interactivity between a large number of simultaneous users.

         The Company's primary direct competitors include:

     o   Gamesville/Lycos;

     o   Pogo;

     o   Zone.com;

     o   Yahoo! Games; and

     o   Uproar.com

         The Company also competes indirectly with many providers of content and services over the Internet, including search engines and entertainment content sites.

      Most of the Company's competitors and potential new competitors have:

     o significantly greater financial, technical, marketing, sales and customer support and other resources; and

     o established reputations for success in the development, licensing and sale of their products and technology.

      These competitors may also be able to:

     o undertake more extensive marketing campaigns for their brands and services;

     o   adopt more aggressive advertising pricing policies;

     o use superior technology platforms to deliver their products and services; and

     o make more attractive offers to potential employees, distribution partners, product manufacturers, inventory suppliers, advertisers and third-party content providers.

         The Company's competitors may develop better content or content that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. This could also harm the Company's business.

         The Company also competes with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. If advertisers perceive the Internet or the Company's Web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to the Company's Web sites.

         The online entertainment market does not have substantial barriers to entry. Increased competition could result in lower advertising rates, price reductions and lower profit margins, loss of visitors, reduced ad impressions; and loss of market share. Any one of these could materially adversely affect the Company's business, results of operations and financial condition.

         The Company's ability to compete successfully depends on many factors, including the quality of the content provided by the Company and its competitors, how easy the Company's services are to use compared to those of its competitors, the success of its sales and marketing efforts; and the performance of its technology.

         GOVERNMENT REGULATION

         GENERAL. There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on its business, results of operations and financial condition.

         LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEB SITES AND FROM THE INTERNET. Content may be accessed on any of the Company's Web sites or on the Web sites of its affiliates, and this content may be downloaded by users and subsequently transmitted to others over the Internet. This could result in claims against the Company based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. The Company could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms offered on the Company's Web sites. It is also possible that if any information provided on its Web sites contains errors or false or misleading information, third parties could make claims against the Company for losses incurred in reliance on such information. The Company's sites contain numerous links to other Web sites. As a result, the Company may be subject to claims alleging that, by directly or indirectly providing links to other Web sites, the Company is liable for copyright or trademark infringement or the wrongful actions of third parties through their respective Web sites.

         The Communications Decency Act of 1996, or CDA, was enacted in the United States to prohibit the transmission over the Internet of indecent, obscene or offensive content. Although selected parts of the CDA have been deemed unconstitutional, provisions protecting providers of Internet services from claims related to third-party content remain effective. Under the CDA, a provider of Internet services will generally not be treated as a publisher or speaker of any information available on its service but provided by a third-party content provider unless the provider of Internet services exerts editorial control over the content or embraces the content as its own. The Company's activities may not permit it, in every instance, to take advantage of this safe harbor provision. Although the Company attempts to reduce its exposure to this potential liability through, among other things, provisions in our affiliate agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

         The Company's general liability insurance may not cover all potential claims to which it is exposed and may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even to the extent that these claims do not result in liability to the Company, it could incur significant costs in investigating and defending against these claims. Potential liability for information disseminated through its Web sites could lead the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's service to users.

         ONLINE CONTENT REGULATIONS. Several United States federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to particular groups of persons. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on the Company's Web sites. Legislation regulating online content could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and electronic commerce medium.

         REGULATION OF SPONSORS OF CONTESTS AND SWEEPSTAKES. Contests and games of chance are subject to the gambling, lottery and disclosure laws of various jurisdictions in which the Company offers its contests and games. A game sponsor, for example, cannot require the consumer to make a payment, buy its product or provide a substantial benefit, collectively called "consideration," as a condition of entering its game of chance, or in some instances, its contest of skill. If consideration were interpreted differently in a particular jurisdiction, the Company may find it necessary to eliminate, modify or cancel components of our products that could result in additional development costs and/or the possible loss of revenue.

         PRIVACY CONCERNS. The United States Federal Trade Commission, or FTC, is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish procedures to, among other things:

     o give adequate notice to consumers regarding information collection and disclosure practices;

     o provide consumers with the ability to have personal identifying information deleted from a company's database;

     o provide consumers with access to their personal information and with the ability to rectify inaccurate information;

     o clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's Web site; and

     o obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

         These regulations may also include enforcement and redress provisions. Moreover, the Company's business model is in part based upon its ability to obtain registration information about its users and to use this information for targeted advertising. If new regulations are adopted that limit or eliminate the Company's ability to use this information, its business, results of operations and financial condition could be materially adversely affected. Even in the absence of these regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. The FTC's regulatory and enforcement efforts alone may adversely affect the ability to collect demographic and personal information from users, which similarly could have an adverse effect on the Company's ability to provide highly targeted opportunities for advertisers.

         It is also possible that "cookies," or information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, which are used to track demographic information and to target advertising, may become subject to laws limiting or prohibiting their use. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the Company's use of cookies could limit the effectiveness of its targeting of advertisements, which could have a material adverse effect on its business, results of operations and financial condition.

         The European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standard in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the Company's activities because the Company engages in data collection from users in EU member countries.

         DATA PROTECTION Legislative proposals have been made by the United States government that would afford broader protection to owners of databases of information such as stock quotes and sports scores. This protection already exists in the EU. If enacted, this legislation could result in an increase in the price of services that provide data to Web sites and could create potential liability for unauthorized use of this data. Either of these possibilities could have a material adverse effect on the Company's business, results of operations and financial condition.

         INTERNET TAXATION. A number of legislative proposals have been made at the United States federal, state and local level, and by certain European governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although the United States Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, as a result, materially adversely affect the Company's opportunity to derive financial benefit from those activities.

         DOMAIN NAMES. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. The Company has registered several domain names. The Company may seek to register additional domain names, although there is no assurance it will successfully obtain the registrations and third parties may bring claims for infringement against the Company for the use of any of its domain names or other trademarks. The Company's domain names may lose their value, or the Company may not have to obtain entirely new domain names in addition to or in lieu of its current domain names if reform efforts result in a restructuring in the current system.

         JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although the Company's transmissions over the Internet originate primarily in the United States and the United Kingdom, the governments of other states and countries might attempt to regulate the Company's transmissions or prosecute the Company's for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's service is available over the Internet in multiple states and countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each of these states or countries. The Company is qualified to do business only in certain states and countries, and its failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties and could result in the Company's inability to enforce contracts in those jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to its business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, results of operations and financial condition.

         EMPLOYEES

         As of March 17, 2000, the Company had 54 full-time employees and two part-time employees, of which six employees in Europe are serving out their termination notice period in connection with discontinuing the Company's operations in Europe. None of the Company's employees is party to any collective bargaining agreements or labor unions. The Company has not experienced any work stopages and believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 15,000 square feet in an office park in Morrisville, North Carolina. The lease is non-cancelable, expires in May 2001 and has annual rental payments of approximately $210,000. All of the Company's operations are conducted from this facility. The Company believes that this facility is suitable for its current and anticipated needs. The Company believes that, if necessary, it can obtain additional leased space or renew its existing lease at similar rates.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At an annual shareholders meeting held on December 30, 1999, the following matters were approved:

     o   election of five directors;

     o approval and ratification of an amendment to the Company's Articles of Incorporation to change the Company's name to iEntertainment Network, Inc.;

     o approval and ratification of an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan from 800,000 to 1,800,000 shares;

     o approval and ratification of the Company's Series D preferred stock financing; and

     o   approval and ratification of the appointment of Ernst & Young LLP.

The respective vote tabulations are detailed below:

Proposal 1                     For                 Withhold
----------                     ---                 --------

Jacob Agam                     8,011,600             7,300
Marc S. Goldfarb               8,002,572            16,328
W. Joseph McClelland           8,008,637            10,263
Michael Pearce                 8,015,300             3,600
J.W. Stealey                   8,002,612            16,288


Proposal 2                     For                 Against             Abstain
----------                     ---                 -------             -------

Amendment to the               8,015,800           2,400               700
Articles of Incorporation

Proposal 3                     For                 Against             Abstain
----------                     ---                 -------             -------

Amendment to the 1998          7,981,685           28,965              8,250
Stock Option Plan

Proposal 4                     For                 Against             Abstain
----------                     ---                 -------             -------

Series D preferred stock       7,995,902           14,098              8,900
financing

Proposal 5                     For                 Against             Abstain
----------                     ---                 -------             -------

Appointment of Ernst &         8,017,600           750                 550
Young, LLC

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On October 14, 1999 the Company's common stock began trading on the Nasdaq SmallCap Market under the symbol "IENT." From July 22, 1998 (the date of the Company's initial public offering) to October 14, 1999, the Company's common stock traded on the Nasdaq National Market under the ticker symbol "IMGK." Prior to July 22, 1998, there was no public market for the Company's common stock. The following sets forth the quarterly high and low bid prices during each of the six quarters shown as reported on Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

                                                           PRICE

               QUARTER ENDED                   HIGH                     LOW

               September 30, 1998             $14.00                   $6.50
               December 31, 1998              $ 6.50                   $4.13
               March 31, 1999                 $ 7.75                   $3.50
               June 30, 1999                  $ 4.03                   $2.06
               September 30, 1999             $ 3.25                   $0.50
               December 31, 1999              $ 2.56                   $0.75

         On March 22, 2000, the closing price of the Company's common stock on the Nasdaq SmallCap Market was 3 17/32 per share. The Company has approximately 175 holders of record of its common stock and estimates that it has approximately 3,000 beneficial holders.

         DIVIDEND POLICY

         The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

         CHANGES IN SECURITIES

         The Company did not issue any equity securities during the quarter ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended, except that, in:

     o October 1999, the Company issued warrants to purchase 100,000 shares of its common stock to Royce Investment Group, Inc. for consulting services provided by Royce Investment Group, Inc. to the Company;

     o November 1999, RGC International Investors, LDC (Rose Glen) exchanged the remainder of its unconverted debenture, which, as of September 30, 1999, had an outstanding principal balance of $3,310,845, plus accrued interest and penalties, for 3,310.845 shares of the Company's Series D Preferred Stock with a stated value of $1,000 per share, and which is convertible into shares of the Company's common stock;

     o November 1999, Rose Glen purchased an additional 1,100 shares of the Company's Series D Preferred Stock for $1,100,000;

     o November 1999, Vertical Financial Holdings purchased 700,000 shares of the Company's common stock for $700,000;

     o November 1999, Value Management & Research AG purchased 400,000 shares of the Company's common stock for $400,000; and

     o November 1999, J.W. Stealey, the Company's former Chief Executive Officer and one of the Company's directors, arranged for the Company's release from the line of credit indebtedness to BB&T in the amount of $1,000,000 in exchange for 1,000,000 shares of the Company's common stock. The Company also paid $15,000 due on this line. In addition, as part of these transactions, Mr. Stealey's resignation agreement dated August 16, 1999 was amended, such that his consulting services are no longer being used and the sole remaining consideration due to him was reduced to one lump sum payment of $200,000 (less the value of 12 months health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock valued at $62,500. The Company has agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic. Mr. Stealey agreed to waive the interest due him from us in the amount of $183,000 under the terms of the line of credit with BB&T that he had personally guaranteed.

          In addition, in January 2000, the Company issued an aggregate of 77,420 shares of its common stock to Tech Data, in partial payment of amounts owed by the Company to Tech Data.

         The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) or Regulation D of the Securities Act. The sale of such securities was without the use of an underwriter, and the certificates for the securities contain a restrictive legend permitting the transfer of such securities only upon registration of the securities or an exemption under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         OVERVIEW

         The Company is a developer and publisher of Internet and online games, and an operator of online game services. The Company develops and publishes proprietary online multi-player games, and through its Internet distribution infrastructure offers online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games.

         The Company is the preferred provider of online games for AT&T WorldNet, has been contracted to provide online games for America Online ("AOL"), the world's leading online Internet services company, operates EarthLink's Games Arena, and provides content for Time Warner, Inc.'s ENTERTAINDOM site. The Company seeks to establish itself as a major provider of online gaming services for Internet service providers("ISPs"), Internet portals and online service in order to broaden its audience of users. GameHub, AT&T WorldNet's co-branded online gaming service, was launched in January 1999 and is currently being marketed by AT&T to new WorldNet subscribers as a premium service included with their subscription. The GameHub site offers consumers a mix of free and pay-per-play games in all categories, including strategy, role playing, simulation, action and parlor games. GameHub complements the Company's online gaming strategy by expanding its network of player communities.

         The Company acquired MPG-Net, an online game company, in February 1999 and in June 1999 the Company sold its rights for the development of certain CD-ROM games. The Company retained the online rights for these games. The sale of the development rights marked the Company's exit from the CD-ROM business and its focus on the development of its Internet properties and strategies. These transactions cause a lack of year to year comparability of the fiscal years ended December 31, 1998 and 1999 because of the following:

     o the Company's results of operations for 1998 include a full year of operations of its CD-ROM business, while its results of operations for 1999 include only six months of operations of this business; and

     o the Company's results of operations for 1999 include advertising revenues related to its online game activities, while its results of operations for 1998 do not include these revenues.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

         RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1998

NET REVENUES. During 1999, the Company completed a shift in its focus to an Internet only strategy, with the result being substantial growth in our advertising revenue. The advertising revenue is generally based on:

     (i) the revenue we received from the number of times an advertisement is displayed on our site, commonly referred to as cost per thousand impressions, or CPMs;
     (ii) the number of times users click on an advertisement displayed on our sites, commonly referred to as cost per click, or CPCs.

CPM advertising revenue is recognized during the period that the campaign runs, as is CPC revenue, which is recognized as users click on the ads.

The Company recognizes Internet advertising revenue generated through third party agency representation on a net basis, after deduction of agency commission expense. The recognition of revenue in this manner is consistent with the actual cash received. This reporting approach, although it does reduce the Company's reported revenues by the amount of the agency commission, has no impact on cash or earnings. For example, during 1999, the Company reported net advertising and contract revenue of $1,351,000, and recorded $824,000 of advertising agency commission expense. If the Company had recognized revenue on a gross basis, that is prior to deduction for third party advertising commission, advertising and other revenue would have been $2,175,000. In those instances where the Company's own internal personnel sells advertising direct to the advertiser, there is no outside sales commission, and therefore, revenues are recognized on a gross basis which is consistent with the cash received.

The online revenues are generated primarily from pay for play usage for WarBirds, the Company's award winning World War II air combat simulation game.

Net revenues decreased by $8.3 million, or 66%, from $12.6 million in 1998 to $4.3 million in 1999. The decline in revenue was due primarily to the Company's exit from the CD-ROM business, which was only partially offset by increased advertising and other revenue related to the Company's Internet and online games and services. This increase in advertising and other revenue was due to the significant number of ad impressions and clicks generated at the Company's sites. This growth in advertising activity was a result of the Company's strategic relationships with AT&T WorldNet and Earthlink, as well as the development of the Company's iEN site; coupled with its full array of free game content.

The following table summarizes the changes in revenue from 1998 to 1999:

                                              Year ended December 31
                                              ----------------------
                                                      ($000)

Revenue for 1998                                     $12,566
Decrease in CD-ROM revenue                          (  8,567)
Increase in Online revenue                                 86
Decrease in Royalty & Licensing                     (  1,176)
Increase in Advertising & Other                         1,351
                                                    ---------
Revenue for 1999                                    $  4,260


COST OF REVENUES. Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in 1999 decreased by $3.2 million, or 53%, from $6.1 million in 1998 to $2.9 million in 1999. The decrease reflects the substantial decrease in CD-ROM shipments, offset partially by the expenses in the second quarter for the establishment of reserves and inventory write-downs associated with the exit from the CD-ROM business.

OPERATING EXPENSES. Operating expenses decreased $2.5 million, or 15%, from $17.2 million in 1998 to $14.7 million in 1999. The decline was due primarily due to the exit from the CD-ROM business which resulted in lower sales, marketing, and product development expenses, offset slightly by increased general and administrative expenses, as well as goodwill amortization relating to the Company's acquisitions during 1999.

                                                      Year ended December 31
                                                      ----------------------
                                                              ($000)

Operating Expenses for 1998                                  $17,157
Decrease in Sales and Marketing                             (  4,079)
Decrease in Product Development                             (    996)
Increase in General and Administrative                          1,245
Increase in Goodwill Amortization                               1,332
                                                            ---------
Operating Expenses for 1999                                  $ 14,659


SALES AND MARKETING. Sales and marketing expenses decreased 4.1 million, or 48%, from $8.5 million in 1998 to $4.4 million in 1999 due primarily to the Company's exit from the CD-ROM business, as well as to a reduction in market development spending in 1999 compared to 1998 as a result of the change in the Company's business focus.

PRODUCT DEVELOPMENT. Product development expenses decreased by $1.0 million, or 17%, from $6.0 million in 1998 to $5.0 million in 1999 due primarily to the Company's exit from the CD-ROM business, which more than offset the increased spending for the Company's development of on-line games.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.2 million, or 46%, from $2.7 million in 1998 to $3.9 million in 1999 due primarily to the additional expenses of being a publicly-held company and relocation expenses relating to the consolidation of the Company's Florida and Texas operations to North Carolina, as well as employee severance related to such consolidation.

GOODWILL AND AMORTIZATION. There was $1,332,000 of expense in 1999 as compared to no expense in 1998, with the majority of the expense due to the goodwill from the 1999 MPG-Net acquisition amortized to income over 36 months.

OTHER EXPENSE. Other expense increased by $3.5 million, or 761%, from $.5 million in 1998 compared to $4.0 million in 1999. This increase was due to the interest expense relating to the recognition of the beneficial conversion feature of the $4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999, as well as the interest expense on these debentures, which was only partially offset by the gain on the sale of the CD-ROM business in the second quarter of 1999.

INCOME TAX EXPENSE. The Company recorded $58,000 in income tax expense in 1999 compared to $28,000 for the same period in 1998. The entire tax expense in each period was attributable to earnings in Europe.

EXTRAORDINARY GAIN/(LOSS). The Company recorded an extraordinary gain in the amount of $5.7 million related to the extinguishment of the outstanding debentures in 1999. In settlement of the outstanding debenture, the Company used the fair value of the Series D Redeemable Convertible Preferred Stock and the beneficial conversion feature of the Preferred Stock as the extinguishment proceeds. The carrying value of the debenture and the intrinsic value of the beneficial conversion price feature in the debenture exceeded the aggregate extinguishment proceeds, resulting in an extraordinary gain. The 1998 extraordinary loss arose from the extinguishment of outstanding notes payable with proceeds from the Company's July 1998 IPO. At the date of this extinguishment, the outstanding principal of the notes payable were in excess of the carrying values, resulting in an extraordinary loss.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering. As of December 31, 1999, the Company had cash and cash equivalents of $3.1 million. The following is a condensed table of cash on hand and major cash flow items:

                                                      ($000)
                                                      ------

Cash on hand, December 31, 1998                    $  2,943

Net loss                                            (11,663)
Add: non-cash charges and expenses                    9,278
Less:  non-cash gains                                (6,517)
Changes in working capital                            1,688
                                                   --------
              Net Cash Used in Operations            (7,214)
Net proceeds from sale of CD-Rom                      2,315
Net proceeds from issuing convertible debentures      3,660
Other investing and financing activities              1,410

Effect of exchange rates on cash and cash
equivalents                                             (22)
                                                   --------
Net change in cash                                      149
                                                   --------
Cash on hand, December 31, 1999                    $  3,092


         Net cash used in operating activities totaled $7.2 million during 1999 compared to $10.7 million during 1998. This decrease was primarily due to exiting the CD-ROM business and increasing the focus on a pure Internet strategy during 1999, resulting in reduced operating cash requirements..

         Net cash provided by investing activities totaled $1.8 million during 1999 compared to net cash used in investing activities of $2.0 million during 1998 primarily as a result of the net proceeds received by the Company from the sale of its CD-ROM assets. Net cash used in investing activities in 1998 resulted primarily from software development costs related to the Company's CD-ROM business.

         Net cash provided by financing activities amounted to $5.6 million 1999 as compared to net cash provided by financing activities of $15.3 million during 1998. Net cash provided by financing activities during 1999 resulted primarily from the issuance of the $4 million convertible debenture and related warrants during the first quarter of 1999 and the issuance of the Company's common stock and convertible preferred stock during 1999, partially offset by the repayment of lines of credit and capital lease obligations. During 1998, net cash provided by financing activities was provided primarily by net proceeds received from the Company's initial public offering in the amount of $20.7 million partially offset by a repayment of shareholder loans, long-term bank loans and lines of credit.

         In January 1999, the Company issued a $4.0 million convertible debenture for net cash proceeds of $3.7 million to RGC International Investors, LDC (Rose Glen). The Company also issued 200,000 warrants to purchase shares of its common stock to the broker in the transaction. The debenture accrued interest at an annual interest rate of 6% and matured on January 25, 2002. Rose Glen could convert all or any portion of the debenture into the Company's common stock where the number of shares to be issued would be determined by dividing the principal plus interest due by the conversion price. The conversion price would be equal to the lesser of a conversion price ranging from 77% to 93% of the market price of the Company's common stock (as defined in the securities purchase agreement) or a conversion price ranging from 104% to 120% of a fixed conversion price (as defined in the securities purchase agreement). During September 1999, Rose Glen converted $689,000 of principal and the related accrued interest of $142,000 into 1,683,786 shares of the Company's common stock.

         In November 1999, the Company extinguished the remainder of its obligation to Rose Glen under the debenture in exchange for 3,810.844 shares of the Company's newly created Series D Preferred Stock with a stated value of $1,000 per share. The unconverted debenture had an outstanding principal balance of $3,310,844. Rose Glen agreed to waive $260,000 of the $760,000 related accrued interest. The Company recognized a $5,662,000 extraordinary gain on the extinguishment of debt. Interest expense related to the debenture totaled $4,552,000, which consisted of $2,933,000 related to the beneficial conversion feature of the debenture, $291,000 related to the amortization of the debt discount, $427,000 related to the accretion of the contingently issuable warrants to the face value of the debenture, and $901,000 related to interest and penalties. In addition, in November 1999, Rose Glen purchased 1,100 shares of Series D Preferred Stock for $1,100,000. The Series D Preferred Stock is convertible into shares of the Company's common stock at conversion price of $1 per share of common stock. The number of shares of common stock issuable upon conversion of a share of Series D Preferred Stock increases over time to provide the holder with additional shares of common stock equal to a 6% annual return since November 1999 and any penalty amounts otherwise due thereunder. Subject to certain conditions, the Series D Preferred Stock will automatically convert into common stock in November 2002.

         In February 1999, the Company completed the acquisition of MPG-Net, Inc. by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net.

         In June 1999, the Company sold its rights under certain development contracts for CD-ROM products between the Company and third party developers to Ubi Soft Entertainment S.A. for $2.5 million. The Company maintained a license to use these products for Internet gaming.

         In August 1999, the Company acquired the assets of Virtual Business Designs, Inc., doing business as The Gamers Net, for 107,143 shares of the Company's common stock valued at approximately $288,000.

         In November 1999, Vertical Financial Holdings purchased 700,000 shares of the Company's common stock for $700,000.

         In November 1999, Value Management & Research AG purchased 400,000 shares of the Company's common stock for $400,000.

         During 1999, the Company maintained a revolving line of credit with BB&T for up to $2,750,000. In November 1999, J.W. Stealey, the former Chairman and Chief Executive Officer of the Company, arranged for the release of the Company from the line of credit indebtedness to BB&T in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock. The Company also paid $15,000 due on this line. Interest expense on this line of credit was $89,000 and $158,000 for the years ended December 31, 1999 and 1998, receptively. In addition, as part of these transactions, Mr. Stealey's resignation agreement dated August 16, 1999 was amended such that his consulting services are no longer being used and the sole remaining consideration due to him has been reduced to one lump sum payment of $200,000 (less the value of 12 months health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock valued at $62,500. This payment was made in November 1999. The Company agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic. Mr. Stealey agreed to waive the interest due to him from the Company in the amount of $183,000 under the terms of the line of credit with BB&T that he had personally guaranteed; in consideration of which the Company incurred additional interest expense of $59,000 for 1999 and $107,000 for 1998. The amount of waived interest has been reflected as a credit to additional paid-in capital.

         The Company's success is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management expects the disposition of its CD-ROM operations will reduce its operating losses and expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

         The Company believes that it has sufficient cash resources to fund the Company's operations through at least the end of fiscal 2000. The Company does not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient additional financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back product development and marketing programs in order to meet its short-term cash requirements, which could have a material adverse effect on its business, financial condition and results of operations.

         The Company's forecast for the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in the preceding paragraphs will impact the Company's future capital requirements and the adequacy of its available funds.

UNAUDITED PRO FORMA FINANCIAL DATA

The following unaudited pro forma consolidated financial data present the unaudited pro forma condensed consolidated balance sheet of iEntertainment Network, Inc. (f/k/a Interactive Magic, Inc.) at December 31, 1999 and the unaudited pro forma condensed consolidated statement of operations for the year then ended. The unaudited pro forma condensed consolidated balance sheet gives effect to the registration on March 17, 2000 of sufficient shares to effect the conversion of the Series D Convertible Preferred Stock, thereby eliminating the redemption feature that was not within the control of the Company, as if it had occurred on December 31, 1999. The unaudited pro forma consolidated statement of operations data gives effect to the acquisition of MPG-NET and the recapitalization of the Company as if they had occurred on January 1, 1999. The November 1999 recapitalization resulted in the settlement of the outstanding convertible debenture, issuance of 1,100,000 shares of common stock to certain stockholders and the release of the BB&T line of credit indebtedness and the former chief executive officer's personal guarantee of such indebtedness.

The unaudited pro forma consolidated financial data are based on the historical consolidated financial statements of iEntertainment Network, Inc. The unaudited pro forma financial data do not purport to represent what iEntertainment Network's consolidated financial position or results of operations would actually have been if the transactions had in fact occurred on the dates indicated and are not necessarily representative of consolidated financial position or results of operations at any future date or for any future period.


                          IENTERTAINMENT NETWORK, INC.
                 Unaudited Consolidated Pro Forma Balance Sheet
                        (in thousands, except share data)


                                                                            Pro Forma
                                                            Historical     Adjustments         Pro Forma
                                                          -------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                  $    3,092                      $    3,092
   Trade receivables, net of allowances of $241                      421                             421
   Advance royalties, software development costs and                 230                             230
    other, net
                                                          ---------------                 -----------------
Total current assets                                               3,743                           3,743

Property and equipment, net                                          714                             714

Noncurrent assets:
   Royalties receivable                                               80                              80


   Goodwill, net of accumulated amortization of $1,332             3,329                           3,329
   Other                                                              10                              10
                                                          -------------------------------------------------
Total noncurrent assets                                            3,419                           3,419
                                                          -------------------------------------------------
Total assets                                                  $    7,876                      $    7,876
                                                          =================================================



                          IENTERTAINMENT NETWORK, INC.
                 Unaudited Consolidated Pro Forma Balance Sheet
                        (in thousands, except share data)

                                                                        Pro Forma
                                                       Historical      Adjustment        Pro Forma
                                                     -------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                $    2,258                       $    2,258
   Royalties and commissions payable                           120                              120
   Current portion of capital lease obligations                 55                               55
                                                     -------------------------------------------------
Total current liabilities                                    2,433                            2,433

Noncurrent liabilities:
   Capital lease obligations, less current portion              29                               29
                                                     -----------------------------    ----------------
Total noncurrent liabilities                                    29                               29

Series D Redeemable Convertible Preferred Stock,
   $.10 par value; liquidation and stated value of
   $1,000 per share, plus accumulated accretion;
   4,911 shares authorized, issued and outstanding           4,951      (4,951)  (a)           -
   at December 31, 1999

Stockholders' equity:
Series D Convertible Preferred Stock, $.10 par
   value; liquidation and stated value of $1,000 per
   share, plus accumulated accretion; 4,911 shares
   authorized, issued and outstanding at December             -            491   (a)            491
   31, 1999, pro forma
   Common stock, $.10 par value; 50,000,000 shares
      authorized; 14,722,203 shares issued and               1,472                            1,472
      outstanding
   Additional paid-in capital                               36,672       4,460   (a)         41,132
   Accumulated deficit                                     (37,565)                         (37,565)
   Accumulated other comprehensive loss                       (116)                            (116)
                                                     -----------------------------    ----------------
Total stockholders' equity                                     463       4,951                5,414
                                                     -------------------------------------------------
Total liabilities and stockholders' equity              $    7,876          -            $    7,876
                                                     =================================================

(a) Reflects reclassification of the Series D redeemable convertible preferred stock to permanent equity due to the registration of sufficient shares to effect the conversion of the Series D convertible preferred stock, which occurred on March 17, 2000, thereby removing the redemption feature that was not within the control of the Company.



                          IENTERTAINMENT NETWORK, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              PRO FORMA
                                                          HISTORICAL           ADJUSTMENTS           PRO FORMA

Net revenues:
      CD-ROM product sales                            $        610    $         --       $        610
      Online sales                                           1,859              17(c)           1,876
      Advertising and contract revenue                       1,351              77(c)           1,428
      Royalties and licenses                                   440              --                440
                                                      ------------    ------------       ------------
Total net revenues                                           4,260              94              4,351

Cost of revenues:
      Cost of products and services                          2,516              12(c)           2,528
      Royalties and amortized software costs                   341               3(c)             344
                                                      ------------    ------------       ------------
Total cost of revenues                                       2,857              15              2,872

Gross profit                                                 1,403              79              1,482

Operating expenses:
      Sales and marketing                                    4,411              44(c)           4,455
      Product development                                    4,987             135(c)           5,122
      General and administrative                             3,929             187(c)           4,116
      Goodwill amortization                                  1,332             173(c)           1,505
                                                      ------------    ------------       ------------
Total operating expenses                                    14,659            (539)            15,198

Operating loss                                             (13,256)           (460)           (13,716)

Other (income) expense:
      Interest expense - third parties                       4,649          (3,593)(a)            989
                                                                                                  (67)(b)
      Interest expense - related parties                       130             (57)(b)             73
      Other                                                   (768)             --               (768)
                                                      ------------    ------------       ------------
Total other (income)                                         4,011          (3,717)               294
      expense

Income (loss) before income taxes                          (17,267)          3,257            (14,010)
      and extraordinary items
Income tax expense                                             (58)           --                  (58)
                                                      ------------    ------------       ------------
Income (loss) before extraordinary item                    (17,325)          3,257            (14,068)


Pro forma per share data:
      Loss before extraordinary item                       (17,325)             --            (14,068)
      Accretion of Series D Redeemable Convertible             (40)           (255)(d)           (295)
      Preferred Stock                                 ------------    ------------       ------------

Loss before extraordinary items available                  (17,365)           (255)      $    (14,363)
                                                      ------------    ------------       ------------
      to common stockholders

Pro forma basic loss per share before                $       (1.51)                      $      (1.08)
                                                      ------------                       ------------
      extraordinary item

Weighted average shares used in computing pro forma     11,448,186             (e)         13,336,953
      basic loss  per share before extraordinary      ------------                       ------------
      item


                          iEntertainment Network, Inc.

        Notes to Unaudited Condensed Consolidated Statement of Operations

                          Year ended December 31, 1999

     a) Reflects the reduction in interest expense related to the extinguishment of the remainder of the Company's obligation to the holder of a convertible debenture which, at November 11, 1999, had an outstanding principal balance of approximately $3.3 million and a net carrying value of $2.2 million, in exchange for 3,810.844 shares of the Company's newly created Series D Redeemable Convertible Preferred Stock ("Series D Preferred") with a stated value of $1,000 per share. The Company also issued 1,100 shares of Series D Preferred to the holder of the debenture for $1.1 million. At the date of extinguishment, accrued interest and penalties related to the debenture totaled $760,000. The Company recognized an extraordinary gain of $5.7 million as a result of this extinguishment. Interest expense relating to the portion of the debt extinguished totaled $3,593,000 for the year ended December 31, 1999.

     b) Reflects the reduction in interest expense related to (1) the former chief executive officer's ("CEO") assumption of the Company's line of credit indebtedness to a bank in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock and the (2) the interest expense related to the former CEO's guarantee of the Company's line of credit. The former CEO also agreed to waive interest due him from the Company in the amount of $183,000 related to a personal guarantee of the Company's line of credit. Interest expense under this guarantee totaled $57,000 for the year ended December 31, 1999. Interest expense on the portion of the line of credit indebtedness assumed by the former CEO totaled $67,000 for the year ended December 31, 1999.

     c) Reflects the acquisition of MPG-Net, Inc., Multiplayer Games Network, Inc. and Tantalus, Inc. (collectively referred to as "MPG-Net") as if it had occurred on January 1, 1999. Adjustments include the operations of MPG-Net from January 1, 1999 through February 12, 1999, excluding interest expense to related parties on debt that was settled during the acquisition and including the amortization of goodwill related to the acquisition.

     d) Reflects the accretion of the Series D Redeemable convertible preferred stock as if the shares were outstanding for the entire period.

     e) Reflects the issuance of 750,000 shares of common stock in connection with the acquisition of MPG-Net, the issuance of 1,000,000 shares of common stock to the former CEO for the assumption of the Company's line of credit indebtedness and the issuance of 1,100,000 shares of common stock to a certain stockholders as if these shares were outstanding for the entire period.

         YEAR 2000 ISSUE

         Prior to January 1, 2000, the Company conducted a review of its products and operating systems to identify those products and systems which could be affected by the potential Year 2000 problem. The Company's products are of a nature that they are not date dependent or subject to failure because of Year 2000 issues. As a result, the Company believes that all of its products and operating systems were assessed, and if necessary, remedied to be Year 2000 compliant.

         The Company has developed a contingency plan to deal with certain critical Year 2000 situations should they arise. Under the Company's Year 2000 contingency plan, the Company has and will continue to inventory and collect documentation on all of its computers, computer related equipment, and equipment with embedded processors. In addition, the Company will continue to monitor and test systems as necessary.

         The Company has also communicated with significant vendors, suppliers and critical business partners to determine the extent to which the Company might be vulnerable in the event those parties failed to properly remediate their own Year 2000 issues. Based on those communications, the Company believes that its significant vendors, suppliers and critical business partners are Year 2000 compliant.

         The Company believes that it is currently Year 2000 compliant. All of the Company's products and operating systems have continued to function beyond January 1, 2000 without any business interruption. As the Year 2000 progresses, however, the Company may experience problems associated with the Year 2000 that have not yet been discovered. There can be no assurances that the Company's internal systems and products or those of third parties on which the Company relies will not suffer disruptions relating to Year 2000 issues. The failure to achieve Year 2000 compliance or to have appropriate contingency plans in place to deal with any noncompliance could result in significant disruption of the Company's operations and could have a material adverse effect on the Company's financial condition and results of operations.

         Based on the assessments described above, the Company estimates that it expended less than $25,000 to achieve Year 2000 compliance.

         EURO CONVERSION

         On January 1, 1999, the European Community began denominating significant financial transactions in a new monetary unit, the Euro. The Euro is intended to replace the traditional currencies of the individual EU member countries. The Company is evaluating when to convert its local currency in Europe to the Euro with as little disruption to customer and vendors as possible. The Company does not intend to make such a conversion in 2000.

         RECENT ACCOUNTING PRONOUNCEMENTS

         iEntertainment Network recognizes Internet advertising revenue generated through third party agency representation on a net basis, after deduction of agency commission expense in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements in December 1999. The recognition of revenue in this manner is consistent with the actual cash received. This reporting approach, although it does reduce the Company's reported revenues by the amount of the agency commission, has zero impact on cash or earnings. In those instances where the Company's own internal sales personnel sells advertising direct to the advertiser, there is no outside sales commission, therefore revenues are recognized on a gross basis which is consistent with the cash received.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 defers for one year the effective date of SFAS 133. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company's minimal use of derivatives, management does not anticipate the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is included in a separate section of this report. See the Consolidated Financial Statements of the Company attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS

         The current directors of the Company are as follows:

                                    YEAR FIRST
            NAME OF DIRECTOR     ELECTED AS DIRECTOR          AGE

J.W. Stealey                           1995                    52
W. Joseph McClelland (1)               1997                    53
Jacob Agam                             1999                    45
Michael Pearce                         1999                    38
Marc S. Goldfarb (1)                   1999                    36

(1)  Member of Audit Committee

         The current executive officers of the Company are as follows:

             NAME           AGE                          POSITION

Michael Pearce               38           Chief Executive Officer
Robert L. Hart               41           Chief Financial Officer and Secretary
James F. Hettinger           36           Chief Technology Officer


         BIOGRAPHIES OF THE DIRECTORS AND EXECUTIVE OFFICERS

         Jacob Agam was elected as Chairman of the Board in August 1999. Mr. Agam also serves as the Chairman of Vertical Financial Holdings, a member of the Vertical Group. The Vertical Group is an international private equity firm specializing in providing equity capital to mid-sized growth companies operating in a variety of industries, including technology. Mr. Agam has also served since October 1996 as the Chairman of the Board and since April 1998 as the Chairman of the Board and Chief Executive Officer of Spigadoro, Inc. (f/k/a IAT Multimedia, Inc.), a publicly-traded food and animal feed company. Mr. Agam received his J.D. from Tel Aviv University in 1984 and his L.L.M. in Securities and Corporate Finance from the University of Pennsylvania in 1986.

         J.W. Stealey served as Chairman of the Board of Directors and Chief Executive Officer of the Company from January 1995 until August 1999. Mr. Stealey remains a director of the Company. Previously, he was founder, Chairman and Chief Executive Officer of MicroProse, Inc., a developer and publisher of flight simulation and strategy software titles from 1982 to 1993. Prior to 1982, Mr. Stealey was Group Director of Business Development of General Instruments. Prior to joining General Instruments Corporation, Mr. Stealey held management consulting positions with Cresap, McCormick and Paget and McKinsey & Co. in New York, New York. Mr. Stealey earned a B.S. degree in Aeronautical Engineering from the United States Air Force Academy. After graduation from the Academy, Mr. Stealey spent six years as an operational pilot in the United States Air Force. Mr. Stealey also received an M.B.A. in finance and strategic management from the Wharton School of Business of the University of Pennsylvania.

         W. Joseph McClelland has served as a director of the Company since February 1997. Until December 1999, Mr. McClelland had been Vice President and a Member of the Board of GEC-Marconi Defense Systems Inc., an Arlington, Virginia-based subsidiary of GEC-Marconi Ltd., which produces and sells electronic warfare equipment to government customers. From 1988 to 1990, he was Director, Avionics, Armament and Electronic Combat, at the HQ United States Air Force Systems Command at Andrews Air Force Base in Maryland, where he supervised headquarters staff and provided corporate oversight of advanced programs. From 1986 to 1988, he was

Director, United States Air Force Research and Development Liaison Office in London, England, where he initiated and managed U.S./U.K. cooperative research and development programs. Mr. McClelland received a B.S. in Engineering Mechanics and Mathematics from the United States Air Force Academy. He received an M.S. in Applied Mechanics from the University of Utah. Mr. McClelland is a graduate of the United States Air Force Test Pilot School.

         James Hettinger, has served as the Chief Technology Officer of the Company since October 1999. Mr. Hettinger was the founder and Chief Executive Officer of MPG-Net, an online game company which was acquired by the Company in February 1999, and served as the Vice President of Business Development of the Company from February 1999 to August 1999 and served as the interim Chief Executive Officer of the Company from August 1999 to October 1999. Mr. Hettinger has more than 10 years of experience in the gaming business. Mr. Hettinger is a graduate of New York University with degrees in both History and Psychology.

         Robert L. Hart has served as the Chief Financial Officer and Secretary of the Company since October 1999, after serving as the interim Chief Financial Officer from September 1999 to October 1999. Prior to joining the Company, Mr. Hart was self-employed as a contract Chief Financial Officer in the manufacturing and pharmaceutical industries. From November 1997 through February 1999, he was employed as the V.P. of Finance for Jasco Tools, Inc., a multi-state metal machining and cutting tool company. From April 1996 through November 1997, he was employed by J.C. Plastics as Controller and G.M. From September 1994 through April 1996, Mr. Hart was the Executive V.P. of Pittsford Capital Finance, Inc., a financial services firm that he started and subsequently sold. Mr. Hart was employed by Mobil Oil Corp. from July 1983 through September 1994 where he served in various financial positions in both operational and corporate capacities. Mr. Hart received a B.B.A. in Accounting from Siena College in 1981, and his M.B.A. from Rennselaer Polytechnic Institute in 1982.

         Michael Pearce has served as the Chief Executive Officer of the Company since October 1999 and as a director since December 1999. Prior to joining the Company, Mr. Pearce held a variety of technology industry positions, including serving as Senior Vice President of Sales and Marketing at VocalTec Communications Inc, a public company specializing in Internet telephony, from 1996-1998. He also provided consulting services to VocalTec during 1999. Previously, Mr. Pearce served as Senior Vice President of Sales and Marketing for Ventana Communications Inc, a publisher of software and computer reference books, from 1995-1996. During 1990-1993, he was Vice President, Sales, at Librex Computer Systems, a wholly-owned subsidiary of Nippon Steel, Tokyo, Japan, engaged in the manufacture and marketing of portable computers. From 1987-1990, Mr. Pearce was employed by Hyundai Electronics America, a wholly-owned subsidiary of Hyundai Group, Seoul, Korea, ultimately in the capacity of National Sales Manager for this manufacturer of personal computers and peripherals.

         Marc S. Goldfarb has served as a director of the Company since December 1999. Mr. Goldfarb has served as a director of Spigadoro, Inc. (f/k/a IAT Multimedia, Inc.), a public company, since September 1999. Since August 1998, Mr. Goldfarb has been the President and Managing Director of Orida Capital USA, Inc., a consulting firm that is the U.S. representative of the Vertical Group. Prior to joining Orida Capital, Mr. Goldfarb was a corporate and securities attorney for over 10 years, most recently as a partner at Bachner, Tally & Polevoy LLP in New York, where he specialized in corporated finance, venture capital and mergers and acquisitions. Mr. Goldfarb holds a B.S. degree in Management and Industrial Relations from Cornell University and a J.D. degree from the University of Pennsylvania Law School.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

         RIGHTS TO NOMINATE DIRECTORS

         So long as Vertical holds at least 10% of the outstanding shares of the Company, Vertical has the right, but not the obligation, to nominate three persons as members of the management slate for election to the Board of Directors of the Company. In addition, so long as Mr. Stealey holds at least 10% of the outstanding shares of the Company, Mr. Stealey has the right, but not the obligation, to nominate two persons as members of the management slate for election to the Board of Directors of the Company. Mr. Agam, the Company's Chairman of the Board, and Mr. Goldfarb were nominated by Vertical. Vertical has the right to nominate a third director to the Board of Directors. Mr. Stealey and Mr. McClelland were nominated by Mr. Stealey. In addition, Vertical and Mr. Stealey have agreed to vote, and to direct their nominees to vote, for each other's nominees at the next annual meeting of shareholders. See "Certain Relationships and Related Transactions."


         COMMITTEE OF THE BOARD OF DIRECTORS

         AUDIT COMMITTEE

         The Audit Committee consists of Messrs. Goldfarb and McClelland. The primary functions of the Audit Committee are to recommend engagement of the Company's independent public accountants and to maintain communications among such independent auditors, the Board of Directors and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent auditors, the adequacy of the Company's internal controls and related matters.

         ADVISORY COMMITTEES TO THE BOARD OF DIRECTORS

         ADVISORY COMPENSATION COMMITTEE

         The Advisory Compensation Committee consists of Messrs. Goldfarb, Hart and Pearce. The principal functions of the Advisory Compensation Committee are to review the management organization and development, review significant employee benefit programs, including bonus plans, stock option and other equity-based programs, deferred compensation plans and any other cash or stock incentive programs and to advise and recommend to the Board action to be taken by the Board with respect to such matters.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 1999, except that (i) a report on Form 4 reporting the acquisition of shares of the Company's common stock by J.W. Stealey, a director of the Company, on November 11, 1999 was filed on February 3, 2000, (ii) a report on Form 3 reporting the hiring of Robert L. Hart as the Company's Chief Financial Officer on October 27, 1999 was filed on January 21, 2000, (iii) a report on Form 3 reporting the hiring of Michael Pearce as the Company's Chief Executive Officer on October 27, 1999 was filed on January 21, 2000, (iv) a report on Form 5 reporting various acquisitions of shares of the Company's common stock by W. Joseph McClelland, a director of the Company, during 1999 was filed on January 21, 2000, (v) a report on Form 3 reporting the election of Jacob Agam to the Company's Board of Directors on August 16, 1999 was filed on January 12, 2000, (vi) a report on Form 3 reporting the election of Marc S. Goldfarb to the Company's Board of Directors on December 30, 1999 was filed on January 12, 2000, (vii) a report on Form 3 reporting the hiring of Michael Oliver as the Company's Chief Executive Officer on January 4, 1999 was filed on February 8, 2000, (viii) a report on Form 5 reporting various transactions during 1998 by Avi Suriel, a former director of the Company, was filed on February 16, 1999, (viii) a report on Form 5 reporting various transactions during 1998 by David Kestel, a former director of the Company, was filed on February 16, 1999, (x) a report on Form 5 reporting various transactions during 1998 by Joseph Rutledge, a former executive officer of the Company, was filed on February 17, 1999, and (xi) a report on Form 5 reporting various transactions during 1998 by Raymond Rutledge, a former executive officer of the Company, was filed on February 17, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to J.W. Stealey, the Chief Executive Officer of the Company until August 1999, and Michael Pearce, the

Chief Executive Officer of the Company since October 1999, and two of the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 1999 and who were no longer serving in such capacity at December 31, 1999, for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.


                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                             Long-Term Compensation
                                              -------------------                             ----------------------
                                                                                    Restricted      Securities
Name and                                             Bonus      Other Annual        Stock           Underlying     All other
Principal Position            Year     Salary ($)    ($)(1)     Compensation ($)    Awards($)       Options(#)     Compensation ($)
------------------            ----     ----------    ------     ----------------    ---------       ----------     ----------------
J.W. Stealey                  1999     150,000       25,000         263,125(3)          --             25,000             --
Chairman of the Board         1998     170,742         --            14,306(3)                           --               --
and Chief Executive           1997     160,000         --            16,832(3)                           --               --
Officer(2)

Joseph Rutledge               1999     115,625       27,905            --               --             81,663             --
Senior Vice President         1998     125,000       12,508            --                                --               --
Technology(4)

Raymond Rutledge              1999     106,385       38,555            --               --             84,206             --
Vice President Licensing(5)   1998     120,000       24,396            --                                --               --

Michael Pearce                1999        --           --             --(6)             --            800,000(6)          --
Chief Executive Officer

Robert L. Hart                1999      36,143(7)      --              --               --            200,000             --
Chief Financial Officer and
Secretary

-----------------

(1)  Amount paid during year, earned in prior year.

(2) Mr. Stealey resigned as Chairman and Chief Executive Officer in August 1999. He remains on the Company's Board of Directors. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions."

(3) Consists of country club expenses in 1997 and 1998 and $200,000 of severance payments and 50,000 shares of common stock (valued at $1.25 per share) in 1999.

(4) Mr. Joseph Rutledge left the Company in October 1999. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions."

(5) Mr. Raymond Rutledge left the Company in October 1999. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions."

(6) Mr. Pearce's employment commenced as of October 27, 1999. Pursuant to an Employment Agreement, effective October 27, 1999, between Mr. Pearce and the Company, Mr. Pearce, in lieu of his annual salary of $180,000, elected to receive options to purchase a total of 800,000 shares of common stock. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions."

(7) Mr. Hart's employment commenced as of October 27, 1999, and accordingly, represents amounts accrued from October 27, 1999 to December 31, 1999, all of which were paid in 1999. Mr. Hart is entitled to an annual salary of $132,000. Also includes amounts received by Mr. Hart as a consultant to the Company from September 1999 to October 1999.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.


                                    Individual Grants
                      -------------------------------------------

                      Number of       Percent of
                      Securities      Total Options
                      Underlying      Granted to      Exercise or
                      Options         Employees in    Base Price      Expiration
Name                  Granted (#)     Fiscal Year(1)  ($/Sh)          Date
----                  -----------     --------------  ------          ----

Joseph Rutledge         6,663(2)        .3%            $4.188         10/18/02
                       50,000(2)       1.9%            $4.250         10/18/02
                       25,000(2)        .9%            $1.125         10/15/02


Raymond Rutledge        9,206(2)        .3%            $4.188         10/18/02
                       50,000(2)       1.9%            $4.250         10/18/02
                       25,000(2)        .9%            $1.125         10/15/02


J.W. Stealey           25,000(2)        .9%            $4.250        12/31/04


Michael Pearce        800,000(3)      30.0%            $1.093        12/31/04


Robert L. Hart        200,000(4)       7.5%            $1.093         12/31/04

--------------------

(1)  Based upon 2,662,580 total options granted.

(2)  The options are all exercisable in full commencing from the date of grant.

(3) The options are exercisable on a cumulative basis as follows: 133,333 on 10/27/99, 133,333 on 10/27/00, 266,667 on 10/27/01 and 266,667 on 10/27/02.

(4) These options are exercisable on a cumulative basis as follows: 33,250 on 10/27/99, 33,250 on 10/27/00, 66,750 on 10/27/01 and 66,750 on 10/27/02.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

         The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended December 31, 1999 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of December 31, 1999:

                                                                   Number of Securities Under-       Value of Unexercised
                     Shares Acquired                               lying Unexercised Options at      In-the- Money Options at
Name                 on Exercise (#)     Value Realized ($)        Fiscal Year-End (#)               Fiscal Year-End ($)(1)
----                 ---------------     ------------------        -------------------               ----------------------

                                                                   Exercisable      Unexercisable    Exercisable    Unexercisable
                                                                   -----------      -------------    -----------    -------------
Joseph Rutledge          --                  --                    295,000         0                 $214,657       $0

Raymond Rutledge         --                  --                    271,000         0                 $191,443       $0

J.W. Stealey             --                  --                    241,250         65,000            $223,850       $0

Michael Pearce           --                  --                    133,333         666,667           $116,666       $583,334

Robert L. Hart           --                  --                     38,250         166,750           $32,342        $142,968

-----------------
(1) Options are considered in-the-money if the market value of shares covered thereby is greater than the option exercise price. Value is calculated based on the difference between the fair market value of the shares of the common stock at December 31, 1999 ($1.968), as quoted on the Nasdaq SmallCap Market, and the exercise price of the options.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

         The Company entered into employment agreements with J.W. Stealey and Joseph Rutledge effective January 1995 and Raymond Rutledge effective February 1995. Each employment agreement had an initial term of three years that automatically renewed for an additional one-year term. Under the employment agreements, each as amended in July 1998, Mr. Stealey, Mr. J. Rutledge and Mr.
R. Rutledge were entitled to annual salaries of $180,000, $125,000 and $120,000, respectively. During the term of employment, the parties had the right to terminate the employment for any reason upon notice. If the termination was for any reason other than voluntary termination by the employee or by the Company for cause, the Company was obligated to make the following payments to the employee:

     (1) any unpaid base compensation for services performed prior to the date of termination;

     (2) the amount of any accrued annual vacation pay and other accrued but unpaid benefits; and

     (3) an amount as liquidated damages equal to twice the amount of the employee's (A) annual base salary then in effect, (B) any earned incentive compensation due but unpaid, and (C) such incentive compensation as would have been earned from January 1 of the year of termination through the date of termination pursuant to performance criteria established by the Board of Directors.

         If the termination was voluntary by the employee or by the Company for cause, the Company would have had to pay the employee:

     (1) any unpaid compensation for services performed prior to the date of termination,

     (2) the amount of any accrued annual vacation pay, and

     (3) such incentive compensation as would have been earned from January 1 of the year of termination through the date of termination pursuant to performance criteria established by the Board of Directors.

         Voluntary termination did not include termination by the employee as a result of:

     (1) a material change in the employee's duties, responsibilities or authority, including the sale or other disposition of a substantial part of the business of the Company that would decrease the scope of the employee's position,

     (2) failure to obtain the assumption of the obligation to perform the agreement by any successor,

     (3) breach of the employment agreement by the Company, or

     (4) relocation of the employee's office to a location more than 50 miles from the employee's residence or the Company's principal offices.

         The employment agreements each included a non-competition provision, effective during the term of the employment agreement and for a period of one year (two years for Mr. Stealey) following termination of employment, pursuant to which the employee cannot compete with the Company within 250 miles of any location at which the Company maintains its principal administrative headquarters by becoming interested, directly or indirectly, as a partner, officer, director, shareholder, advisor, employee or in any other capacity with any competitive business engaged in the design, manufacture or sale of games used on personal computers. The employment agreements each prohibited disclosure of any confidential information about the Company. The Company and Mr. Stealey terminated his agreement when he left the Company in August 1999. The employment agreements with Mr. J. Rutledge and Mr. R. Rutledge were terminated in December 1999. The terms of Mr. Stealey's, Mr. J. Rutlege's and Mr. R. Rutledge's severance packages are described in "Certain Relationships and Related Transactions".

         The Company entered into an employment agreement with Michael Pearce effective in October 1999. The agreement has an initial term of three years that automatically renews for additional one-year terms absent notice of non-renewal by either party at least sixty days prior to expiration of the term. In lieu of receiving the stated annual salary for his position of $180,000, pursuant to the agreement Mr. Pearce elected instead to receive options to purchase a total of 800,000 shares of common stock with an exercise price of $1.09 per share. These options are exercisable as follows: 133,333 are immediately exercisable, 133,333 become exercisable on the first anniversary of the grant date and 266,667 become exercisable on each of the second and third anniversaries of the grant date. If Mr. Pearce is terminated because of death, extended illness, disability or without cause, all of these options that would have vested at any time during the calendar year of termination become fully exercisable, provided Mr. Pearce, or his estate, must exercise such options within six months following termination. Mr. Pearce and his family are entitled to participate in such employee benefit plans as the Company may offer from time to time to its senior officers.

         DIRECTOR COMPENSATION

         The Company reimburses each director for out-of-pocket expenses incurred in connection with the rendering of services as a director. In addition, directors are eligible to receive stock options and warrants to purchase shares of the Company's common stock. In January 1999 and July 1999, the Company granted options to purchase 15,000 and 25,000 shares of its common stock, respectively, all immediately exercisable, to W. Joseph McClelland. In January 2000, the Company granted options to purchase 32,500 shares of its common stock, all immediately exercisable, to Marc S. Goldfarb upon joining the Board of Directors. All options were granted at the then fair market value.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Unless otherwise indicated, the address of the directors and officers is c/o iEntertainment Network, Inc., 215 Southport Drive, Suite 1000, Morrisville, North Carolina 27560. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

         The following table sets forth the only shareholders known by the Company to be the beneficial owners, as of March 17, 2000, of more than five percent (5%) of the outstanding shares of the Company:

            NAME AND ADDRESS                         NUMBER OF SHARES                      PERCENTAGE OF SHARES
           OF BENEFICIAL OWNER                      BENEFICIALLY OWNED                    BENEFICIALLY OWNED (1)
------------------------------------------ -------------------------------------- -------------------------------------------
J.W. Stealey
  215 Southport Drive                                  3,976,867 (2)                                25.7%
  Morrisville, NC  27560

Vertical Financial Holdings
  Hambrechtikerstrasse 61                              2,745,649 (3)                                18.3%
  Ch-8640 Rapperswil
  Switzerland

Elliot Bossen                                          1,036,480                                     6.9%
  3100 Tower Blvd.
  Suite 1104
  Durham, NC  27707

---------------------
(1)      Based on 15,022,284 shares outstanding.

(2) Includes 251,250 shares subject to options and 236,389 shares subject to warrants that are exercisable within 60 days of March 17, 2000.
         Excludes 62,500 shares issuable upon exercise of options that are not exercisable within 60 days of March 17, 2000. Also excludes 600,000 shares held in trusts for Mr. Stealey's children. Mr. Stealey has neither voting power nor dispositive power over the shares held in the trusts. Mr. Stealey disclaims beneficial ownership of the shares held in the trusts.

(3) Includes 427,394 shares owned by entities beneficially owned by Vertical Financial Holdings and 1,220,084 shares owned by other entities over which Vertical Financial Holdings has voting power pursuant to a proxy agreement.

         The table below gives the number of shares of common stock of the
Company beneficially owned as of March 17, 2000 by persons who are members of the Board and the named executive officers of the Company.
             NAME AND ADDRESS                           NUMBER OF SHARES                         PERCENTAGE OF SHARES
           OF BENEFICIAL OWNER                         BENEFICIALLY OWNED                        BENEFICIALLY OWNED(1)
------------------------------------------- ------------------------------------------ -----------------------------------------
J.W. Stealey                                          3,976,867 (2)                                     25.7%

Jacob Agam                                                   -- (3)                                        --

Joseph Rutledge                                         271,663 (4)                                      1.8%

Raymond Rutledge                                        259,206 (5)                                      1.7%

Michael Pearce                                          133,333 (6)                                         *

Robert L. Hart                                           38,250 (7)                                         *

W. Joseph McClelland                                     79,000 (8)                                         *

Marc S. Goldfarb                                         32,500 (9)                                         *


All directors and executive officers as a                 4,784,950                                     30.3%
group (5 directors and 3 executive
officers) (10)

-------------------------------------------

*    Less than one percent

(1)  Based on 15,022,284 shares outstanding.

(2) Includes 251,250 shares subject to options and 236,389 shares subject to warrants that are exercisable within 60 days of March 17, 2000. Excludes 62,500 shares issuable upon exercise of options that are not exercisable within 60 days of March 17, 2000. Also excludes 600,000 shares held in trusts for Mr. Stealey's children. Mr. Stealey has neither voting power nor dispositive power over the shares held in the trusts. Mr. Stealey disclaims beneficial ownership of the shares held in the trusts. Mr. Stealey resigned as Chairman and Chief Executive Officer in August 1999.

(3) Jacob Agam, the Chairman of the Board of the Company, is the Chairman of Vertical Financial Holdings, a principal stockholder of the Company. Mr. Agam disclaims beneficial ownership of the shares held by Vertical.

(4) Includes 265,000 shares issuable upon exercise of options that are exercisable within 60 days of March 17, 2000. Mr. Rutledge left the Company in October 1999.

(5) Includes 250,000 shares issuable upon exercise of options that are exercisable within 60 days of March 17, 2000. Mr. Rutledge left the Company in October 1999.

(6) Represents shares issuable upon exercise of options that are exercisable within 60 days of March 17, 2000. Excludes 666,667 shares issuable upon exercise of options that are not exercisable within 60 days of March 17, 2000.

(7) Represents shares issuable upon exercise of options that are exercisable within 60 days of March 17, 2000. Excludes 170,500 shares issuable upon exercise of options that are not exercisable within 60 days of March 17, 2000.

(8) Includes 66,000 shares issuable upon exercise of options that are exercisable within 60 days of March 17, 2000.

(9) Represents shares issuable upon exercise of options that are exercisable within 60 days of March 17, 2000.

(10) Includes the shares discussed in the relevant footnotes above. Excludes 899,667 shares issuable upon exercise of options and warrants that are not exercisable within 60 days of March 17, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, Mr. Stealey and Robert Pickens, former President of the Company, are parties to a January 3, 1995 Stock Purchase and Stockholder Agreement (the "Co-Sale Agreement"). The Co-Sale Agreement grants Mr. Pickens a co-sale right to participate in any transfer of shares of Common Stock by Mr. Stealey on the same terms and conditions as offered to the third party by Mr. Stealey. The co-sale right entitles Mr. Pickens to participate in such transfer in the same proportion to the number of shares to be sold by Mr. Stealey that the number of shares of common stock owned by Mr. Pickens prior to the transfer bears to the number of shares of common stock owned by Mr. Stealey prior to the transfer. Mr. Pickens resigned from his position as President of the Company in October 1998.

         The Company has also entered into a marketing agreement, dated January 3, 1995, with Mr. Stealey, the Company's Founder and former Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Stealey makes his T-28 Trojan aircraft and his services as a pilot available to the Company in consideration for which the Company pays all of the expenses to store, operate and maintain such aircraft and to maintain Mr. Stealey's pilot license. This marketing agreement was terminated in November 1999.

         On March 6, 1995, the Company issued a demand Promissory Note to Mr. Pickens in the principal amount of $600,000 at an annual interest rate of 12%, which increased to 14% on June 30, 1996 because the balance thereunder exceeded $400,000 on that date. In consideration of this loan, the Company issued warrants to Mr. Pickens to purchase 13,845 shares of Common Stock at an exercise price of $1.00 per share. In connection with the Company's Series B Preferred Stock financing, Mr. Pickens, on February 4, 1998, converted the outstanding principal of the $600,000 Promissory Note into 132,744 shares of Series C Preferred Stock, which shares were converted into 132,744 shares of common stock in connection with the recapitalization affected in connection with the Company's initial public offering in July 1998 (the "Recapitalization"). Also in connection with the Recapitalization, Mr. Pickens forgave $50,000 of the accrued interest outstanding in connection with this loan in payment of the $1.00 per share exercise price of 50,000 options held by Mr. Pickens. The Company paid Mr. Pickens $111,421 of the remaining $183,864 in accrued interest due to him under this loan upon the consummation of the Company's initial public offering.

         On April 11, 1995, the Company entered into a joint development agreement with NDL for the development of the Company's DEMON technology. J. Nicholas England, a director of the Company at such time, was also a director of NDL. To date, the Company has paid $322,500 to NDL for the rights to the technology which includes amounts paid pursuant to a royalty of 1% of net sales based on products that incorporate the DEMON technology.

         On December 4, 1995, the Company entered into a leasehold agreement with Southport Business Park Limited Partnership ("Southport") for the Company's principal executive offices located at 215 Southport Drive in Morrisville, North Carolina. The term of the lease is for a period of five years commencing April 1, 1996 at a monthly rent of $13,962, subject to adjustment in certain circumstances. J. W. Stealey executed a personal guarantee in favor of Southport in connection with the leasehold agreement.

         Since the Company's inception, Mr. Stealey has executed several personal guaranties and pledges of personal collateral in favor of BB&T, one of the Company's primary bank creditors, in connection with revolving and term loans extended by BB&T to the Company. On January 24, 1997, the Company issued a $2,500,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral. The January 24, 1997 note has been paid in full, and Mr. Stealey's guarantee and pledge in respect thereof have been extinguished. On August 25, 1997, the Company issued a $2,750,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral in replacement of the January 24, 1997 note. On November 25, 1997, the Company issued a $250,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral. The November 25, 1997 note has been paid in full, and Mr. Stealey's guarantee and pledge in respect thereof have been extinguished. On March 27, 1998, the Company issued a $250,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral. In connection with his guaranties to BB&T, the Company became obligated to pay Mr. Stealey a fee equal to 6% per annum of the indebtedness borrowed. All of such indebtedness has been repaid and Mr. Stealey has waived all payment rights relating to his guaranties.

         On May 20, 1996, the Company issued a Promissory Note to Mr. Stealey in the principal amount of $1,000,000, payable on November 17, 1996, with interest at the annual rate of 15%, increasing to 17% if the Company did not repay Mr. Stealey by November 17, 1996. In connection with this loan, the Company issued warrants to Mr. Stealey to purchase 25,000 shares of common stock at a price of $2.00 per share. Under the original terms of the note, if the note was not repaid by November 17, 1996, the Company was obligated to issue additional warrants to Mr. Stealey to purchase 25,000 shares of common stock per 180 days prorated over the time until repayment occurred. On March 20, 1997, in connection with a loan to the Company made by Petra, Mr. Stealey waived his right under the note to accrue additional warrants after November 16, 1997. On February 4, 1998, in connection with the Company's Series B Preferred Stock financing, Mr. Stealey converted the $1,000,000 principal outstanding under the May 20, 1996 note into 221,239 shares of common stock. In connection with the Recapitalization, Mr. Stealey forgave $268,750 of the accrued interest outstanding under this note in payment of the $1.00 per share exercise price of 268,750 options held by Mr. Stealy.

         On July 10, 1996, the Company issued a Promissory Note to Mr. Stealey in the principal amount of $1,000,000, payable on January 6, 1997, with interest at the annual rate of 15%, increasing to 17% if the Company did not repay Mr. Stealey by January 6, 1997. In connection with this loan, the Company issued warrants to Mr. Stealey to purchase 50,000 shares of common stock at a price of $6.00 per share. Under the original terms of the note, if the note was not repaid by January 6, 1997, the Company was obligated to issue additional warrants to Mr. Stealey to purchase 250,000 shares of common stock per 180 days prorated over the time until repayment occurred. On March 20, 1997, in connection with a loan to the Company by Petra, Mr. Stealey waived his right under the note to accrue additional warrants after January 6, 1998. On February 4, 1998, in connection with the Company's Series B Preferred Stock financing, Mr. Stealey converted the $1,000,000 principal outstanding under the July 10, 1996 note into 221,239 shares of common stock. The Company paid Mr. Stealey $234,729 accrued interest due to him in connection with the loan upon consummation of the Company's initial public offering.

         The Company has borrowed approximately $870,000 from Laura M. Stealey, the former wife of Mr. Stealey, under a $1,000,000 credit line established by Ms. Stealey in favor of the Company, which is guaranteed by

Mr. Stealey, pursuant to a Letter Agreement dated October 31, 1996. In consideration of the credit line, the Company granted to Ms. Stealey a warrant exercisable for 14,948 shares of common stock at a purchase price of $5.82 per share. On March 24, 1997, in connection with a loan to the Company by Petra, Ms. Stealey waived her right to convert debt under the credit line into shares of the Company's common stock. The Company repaid the entire principal amount, plus the $117,175 in accrued interest thereon through March 31, 1998, of this credit line upon the consummation of the Company's initial public offering.

         On February 4, 1998, Vertical Financial Holdings, Suriel Financial Consulting and several other investors purchased an aggregate of 778,746 shares of the Company's Series B Preferred Stock for $3,500,000. Avi Suriel, then a director of the Company, is a Director of Vertical Financial Holdings and founder and a principal of Suriel Financial Consulting. Jacob Agam, the Company's Chairman of the Board is the Chairman of Vertical. All of the Series B Preferred Stock investors have signed a proxy agreement with Vertical Financial Holdings granting Vertical Financial Holdings voting rights with respect to their shares. In connection with the Recapitalization, the 778,746 shares of Series B Preferred Stock converted into 2,045,649 shares of common stock.

         The Company and General Capital, an affiliate of Vertical Financial Holdings, also signed a Marketing Agreement dated February 4, 1998, pursuant to which the Company was obligated to pay $400,000 to General Capital for marketing services when the Company's shareholders' equity equals or exceeds $5,000,000. The Company satisfied such obligation upon the consummation of the Company's initial public offering.

         In February 1999, the Company completed the acquisition of MPG-Net, Inc. by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. Mr. Hettinger, the Company's Chief Technology Officer, was the founder and Chief Executive Officer of MPG-Net. In connection with the Company's acquisition of MPG-Net, the Company assumed MPG-Net's obligations under a License Agreement with World Gaming Corporation under which MPG-Net licensed the rights to certain online games in exchange for the payment of royalties to World Gaming Corporation, James F. Hettinger, the Company's Chief Technology Officer, owned approximately 10% of World Gaming Corporation prior to its sale to Women.com in December 1999. Royalty expense and payments under the License Agreement totaled $261,000 and $193,000, respectively, during the year ended December 31, 1999.


         In August 1999, the Company and Mr. Stealey entered into an agreement:
(1) providing for the resignation of Mr. Stealey from his position as Chairman of the Board and Chief Executive Officer; (2) appointing Jacob Agam, a designee of Vertical Financial Holdings (a significant shareholder of the Company), as Chairman of the Board to fill the vacancy created by the departure of Avi Suriel; and (3) designating management's slate of nominees for election to the Board at the annual meeting of shareholders (to include a total of three designees from Vertical, together with Mr. Stealey and one designee of Mr. Stealey. Vertical also signed the agreement for the purpose of agreeing to vote its shares in favor of management's slate of nominees. As part of this agreement the Company also agreed to: (1) retain Mr. Stealey as a consultant through December 31, 2000 at an annual fee of $180,000 and other benefits identical to those provided under his employment agreement, which agreement was terminated, together with Mr. Stealey's severance rights thereunder (this consulting arrangement was terminated in November 1999 as described below); (2) undertake best efforts to have Mr. Stealey removed from personal guarantees he made to secure approximately $1 million of Company indebtedness (Mr. Stealey arranged to have the Company released from this indebtedness in November 1999 as described below); (3) grant certain registration rights to Mr. Stealey with respect to his shares; (4) sell to Mr. Stealey for $1,000 the Company's rights to its old name, logo and URL (imagicgames.com) following the Company's transition to its new name; and (5) limit Mr. Stealey's noncompetition restrictions to nonsolicitation of Company employees for the next 17 months.

         In November 1999, the Company effected the following significant financing transactions with affiliates:

     o Vertical Financial Holdings, a significant shareholder of the Company, purchased 700,000 shares of common stock for $700,000. Jacob Agam, the Chairman of the Company's Board of Directors, is Chairman of Vertical Financial Holdings.

     o J. W. Stealey, the Company's founder, former Chief Executive Officer and current director, arranged for the release of the Company from $1,000,000 of line-of-credit indebtedness to BB&T in exchange for 1,000,000 shares of common stock. In addition, Mr. Stealey's resignation agreement dated August 16, 1999 was amended such that his consulting services are no longer being used and the sole remaining consideration due him was reduced to one lump sum payment of $200,000 (less the value of 12 months of health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock. The Company also agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic. Mr. Stealey agreed to waive the interest due him from the Company in the amount of $183,000 under the terms of the line of credit agreement with BB&T that he personally guaranteed.

         The Company granted registration rights for the shares of common stock purchased in connection with the Reorganization. These registration rights were exercised and the shares of common stock and the shares of common stock issuable upon conversion or exercise of convertible securities of the Company owned by Mr. Stealey and other shareholders have been registered for resale by the Company. In addition, Mr. Stealey and Vertical Financial Holdings agreed to vote all of their shares at the 1999 annual meeting in favor of the Series D Preferred Stock financing and the convertibility of such shares into common stock.

         In December 1999, the Company entered into an agreement with each of Mr. J. Rutledge and Mr. R. Rutledge under which (i) the parties agreed that the employment agreements between the Company and each of Mr. J. Rutledge and Mr. R. Rutledge had been fully satisfied and (ii) the Company agreed to extend the exercise periods for the options held by each of these former employees for a period of three years.

         In December 1999, the Company also entered into a consulting agreement with each of Mr. J. Rutledge and Mr. R. Rutledge under which each of the individuals has agreed to provide consulting services to the Company for a period of one year. Under the agreements, each of the consultants will receive a monthly payment of $10,300 payable in shares of common stock of the Company based upon the average closing price of the common stock for the last five trading days of the preceding month. In the event the Company terminates the agreements at any time during the one year term, the Company will be obligated to pay the remaining amounts owed under the agreement, in shares of common stock of the Company, within five business days of termination.

                                  RISK FACTORS

         The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

         COMPANY RISKS

         WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES AND WE CANNOT PREDICT WHETHER WE WILL BECOME PROFITABLE.

         We have experienced significant losses since our inception. Our losses have resulted primarily from overhead and other costs incurred in our development and expansion. For the years ended December 31, 1998 and 1999, we incurred net losses of approximately $11.7 million each year. At December 31, 1999, we had an accumulated deficit of approximately $37.6 million. We expect to incur substantial up-front expenditures and operating costs in connection with the expansion of our marketing efforts and product lines. These activities are expected to result in significant losses for the foreseeable future. We cannot predict the extent of future losses or whether we will ever be able to achieve or sustain profitable operations.

         WE HAVE CHANGED OUR BUSINESS FOCUS AND WE MAY NOT BE SUCCESSFUL OPERATING A NEW BUSINESS.

         Until June 1999, a substantial portion of our revenues were generated from sales of our CD-ROM software products. In June 1999, we completed the sale of our CD-ROM business unit. Our current strategy is to focus our business primarily on the Internet entertainment business, specifically online games. Although we completed the acquisition of MPG-Net, Inc. to expand our Internet business, to date, we have generated limited revenues from sales of our Internet products. As a result, we have a limited relevant operating history upon which an evaluation of the prospects of our business can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in connection with the operation and expansion of a new business. We are subject to the risks associated with the rapidly evolving interactive entertainment software industry, which is characterized by:

     o   an increasing number of market entrants;
     o   intense competition;
     o   substantial capital requirements; and
     o   a high failure rate.

         Further, online game play is a new and evolving concept. We cannot assess or predict the size of the market for online games or its prospects for growth.

         WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS AND IF WE DO NOT OBTAIN SUFFICIENT ADDITIONAL FUNDS OUR ABILITY TO GROW MAY BE LIMITED.

         Our capital requirements have been and will continue to be significant. To date, our cash requirements have exceeded our cash flow from operations. Based on our currently proposed plans and assumptions relating to operations, including assumptions regarding the progress and timing of our new product development efforts, net proceeds from our recent private placement, together with anticipated revenues from operations, we anticipate to have sufficient funds on hand to continue operations. However, our future cash requirements may vary significantly from what we expect them to be based on factors such as:

     o the cost and timing of expansion of research and product development efforts and the success of these efforts;

     o   the cost and timing of expansion of sales and marketing activities;

     o   the extent our existing and new products gain market acceptance;

     o   competing technological and market developments; and

     o the cost involved in maintaining and enforcing patent claims and other intellectual property rights.

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

         OUR GROWTH STRATEGY, INCLUDING ACQUISITIONS, MAY NOT SUCCEED AND MAY ADVERSELY EFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

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

         A part of our business strategy is growth through acquisition. The success of our acquisition strategy will depend upon, among other things, our ability to:

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

         THE LOSS OF OUR KEY PERSONNEL MAY ADVERSELY EFFECT OUR BUSINESS.

         Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. During the second half of 1998, three of our executive officers resigned. In August 1999, both our then Chief Executive Officer and Chief Financial Officer resigned. Both positions have since been filled with permanent, full-time replacements. However, the loss of services of, or a material reduction in, the amount of time devoted to our business by such individuals could adversely affect our operations and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. Employees might compete against us if they resign.

         INDUSTRY RISKS

         A number of the following risk factors relate to our former CD-ROM software business. Accordingly, some of such risk factors will only be applicable to the extent we retain an interest in the CD-ROM software business, which is limited to the on-line rights to the game rights we sold.

         WE EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our quarterly operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future. Such fluctuations in operating results may cause our stock price to fluctuate. These fluctuations in operating results depend on a variety of factors, including:

     o   the demand for our products and the products of our competitors;

     o   the level of usage of the Internet;

     o the size and rate of growth of the interactive entertainment software market;

     o the development and promotional expenses related to the introduction of new products or enhancements;

     o the degree of market acceptance for our new product introductions and enhancements;

     o the level of price competition; o software defects and other quality problems; and

     o   the length of product life cycles.

         Our operating expenses are based to a significant degree on planned expenditures and expectations regarding future sales. Failure to meet our sales expectations could disproportionately adversely affect our operating results in any given quarter. As a result, we believe that period-to-period comparisons of operating results should not be relied upon as indicative of future results.

         IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS AND INCORPORATE RAPIDLY DEVELOPING TECHNOLOGIES INTO OUR PRODUCTS OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         The market for multi-player, interactive internet games is characterized by short product life cycles and frequent introduction of new products. Most of these games do not achieve sustained market acceptance or ever generate a sufficient level of sales to offset the costs associated with product development. Our success will depend upon our ability to develop new, commercially successful products and replace revenues from such products at the later stages of their life cycles. We believe that competition in the interactive entertainment market may require us to increase our development, acquisition and marketing costs in order to:

     o develop higher quality, distinctive products that incorporate increasingly sophisticated effects; and

     o   support new product releases with increased marketing.

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON A SMALL NUMBER OF PRODUCTS.

         We derive a significant portion of our revenues from a limited number of online products released each year. Many of these products have substantial development or acquisition costs and marketing budgets. Due to our dependence on a limited number of products, we may be adversely affected if one or more of our principal products fail to achieve anticipated results. We cannot predict whether we will:

     o continue to remain dependent upon non-recurring sales of a limited number of products for a substantial portion of our revenues;

     o   introduce products which are commercially viable; or

     o introduce products which have life cycles sufficient to permit us to recoup the development, marketing and other costs associated with their development.

         OUR PRODUCTS HAVE A LENGTHY DEVELOPMENT CYCLE AND WE MAY NOT BE ABLE TO TIMELY INTRODUCE NEW PRODUCTS.

         Our success will depend on the timely introduction of successful new products. The development of new interactive entertainment software products can be lengthy, expensive and uncertain. The development of some of our products, particularly our subscription-based multi-player games, require as much as 12 to 24 months to complete from the time a new concept is approved. Product development of online products continues for the life of the product. Many of our proposed products are in the early stages of development and will require us to commit considerable time, effort and resources to complete their development.

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

         Our online products are complex and may contain undetected errors when first introduced. Despite extensive product testing, we have, in the past, released products with defects and have discovered software errors in certain of our product offerings after their introduction. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Errors may be found in new products after their release. Remedying such errors may:

     o   delay sales of our products;

     o   cause us to incur additional costs; and

     o   adversely affect our reputation.

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY CHANGING CONSUMER PREFERENCES AND UNCERTAINTY OF MARKET ACCEPTANCE OF OUR PRODUCTS.

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

         Our ability to plan for product development and promotional activities for our subscription-based, multi-player interactive internet games will be significantly affected by our ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. In particular, the tastes and preferences of those consumers, primarily males over age 25 with annual household incomes of $50,000 or more, who comprise our principal target market. A decline in the popularity of software games or in the interactive entertainment software industry generally or in particular market segments could adversely affect our business and prospects.

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

         WE DEPEND ON THE CONTINUED GROWTH IN USE OF THE INTERNET.

         Rapid growth of interest in and use of the Internet is a recent phenomenon. Our success is highly dependent upon the increased acceptance and use of the Internet. The novelty of the Internet may adversely affect our ability to retain new subscribers. New subscribers who are unfamiliar with the Internet may be more likely to discontinue our services after an initial trial period.

         The Internet may not continue as a viable market because of the following:

     o   the lack of development of high speed modems and communication lines;

     o hardware restrictions, such as bandwidth (amount of data capable of transmission at a single time) and latency (delays introduced by the network); and

     o   the inadequate development of the necessary infrastructure.

         The Internet has experienced, and is expected to continue to experience significant growth in the number of users and volume of traffic. Given this growth, we can not assure you that the Internet infrastructure will provide the required support. The use of the Internet has the potential risk of security, cost, quality of service, and ease of use. In addition to these risks, we operate our own internal network which faces all of the same potential risks.

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY RISKS RELATED TO ONLINE
GAMES.

         Having completed the sale of our CD-ROM business, online games have become the primary factor in the success of our business. Online games, and particularly multiplayer online games such as our Warbirds product, have risks not associated with sales of our CD-ROM products. Such risks include:

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

         OUR PRODUCTS MAY BECOME OBSOLETE OR UNMARKETABLE AS A RESULT OF CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS.

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

     o   our future product offerings will keep pace with technological changes;
         or

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

         INTENSE COMPETITION MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

         The interactive entertainment software industry is intensely and increasingly competitive. Industry competition is based primarily upon:

     o   product quality and features;

     o   the compatibility of products with popular platforms;

     o access to distribution channels, including access to retail shelf space;

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

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON THIRD-PARTY SOFTWARE DEVELOPERS.

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

         WE ARE DEPENDENT UPON THIRD-PARTY DISTRIBUTION CHANNELS TO EXPAND THE DISTRIBUTION OF OUR ONLINE PRODUCTS.

         We intend to expand the distribution of our online products by seeking out additional relationships with third-party providers of online or Internet services in the United States and abroad. We cannot predict whether we will be able to successfully negotiate additional relationships with providers of online or Internet services or, if completed, that such arrangements will generate significant revenues. Further, we are subject to the risk that:

     o the cost of any proposed online or Internet distributor relationship will exceed our expectations; or

     o we will incur significant costs in anticipation of an online or Internet distributor arrangement and such arrangement is delayed or abandoned.

         WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

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

         To license our products to end users, we primarily rely on end-user licenses that are not signed by the end-user. As a result, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of certain wide area networks, particularly the Internet, makes it virtually impossible to control the ultimate destination of our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Unauthorized copying is common within the software industry. A significant amount of unauthorized copying of our products could adversely affect our business. As the number of software products in the industry increases and the functionality of these products further overlap, software developers may become increasingly subject to infringement claims. Third parties may assert infringement claims against us in the future with respect to current or future products. As is common in the industry, from time to time, we receive notices from third parties claiming infringement of intellectual property rights of such parties. We investigate these claims and respond as we deem appropriate. Litigation may be necessary in the future:

     o   to enforce our intellectual property rights;

     o   to protect our trade secrets;

     o to determine the validity and scope of the proprietary rights of others; or

     o   to defend against claims of infringement of invalidity.

         Even if we win, any such litigation could result in substantial costs and diversion of our resources.

         INCREASES OR CHANGES IN GOVERNMENT REGULATION COULD ADVERSELY EFFECT OUR BUSINESS.

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

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH FOREIGN OPERATIONS.

         We distribute our on-line products worldwide. International operations and sales of our products are subject to inherent risks, including:

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

         CONTROL BY SHAREHOLDERS

         OUR OFFICERS, DIRECTORS AND THEIR AFFILIATED ENTITIES CONTROL IENTERTAINMENT NETWORK.

         As of March 17, 2000, our executive officers, directors and their affiliated entities owned approximately 50% of our outstanding shares of common stock. As a result, such persons are in the position to influence:

     o   the election of our directors; and

     o the outcome of corporate actions or other matters requiring shareholder approval.

         The concentration of ownership may have the effect of delaying or preventing a change in control of iEntertainment Network. In addition, Vertical Financial Holdings, one of our principal stockholders, has the right to nominate three members for election to our Board of Directors so long as Vertical continues to own at least 10% of our outstanding common stock and Mr. Stealey, our former Chairman and Chief Executive Officer, has the right to nominate two members for election to our Board of Directors so long as Mr. Stealey continues to own at least 10% of our outstanding common stock.

         STOCK AND MARKET RISKS

         OUR STOCK PRICE MAY BE VOLATILE.

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

         WE DO NOT INTEND TO PAY DIVIDENDS TO OUR SHAREHOLDERS.

         We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

         FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales of shares of our common stock by existing shareholders could have an adverse effect on our stock price. As of March 17, 2000, we had 15,022,284 shares of common stock outstanding. All of these shares are eligible for sale, subject to Rule 144.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

     o   one percent (1%) of the then outstanding shares of common stock, or

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

         We have an outstanding registration statement relating to the resale of an aggregate of 9,681,692 shares of our common stock. A substantial portion of these shares are issuable upon exercise or conversion of our convertible securities. The possibility that a substantial number of our securities may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

         ADDITIONAL SHARES OF OUR COMMON STOCK MAY BE ISSUED IF OPTIONS OR WARRANTS ARE EXERCISED OR OUR CONVERTIBLE SECURITIES ARE CONVERTED, CAUSING DILUTION TO OUR SHAREHOLDERS.

         As of March 17, 2000, we had outstanding:

     o warrants to purchase an aggregate of approximately 1,202,403 shares of our common stock;

     o 4,910.844 shares of preferred stock which are convertible into up to 4,910,844 shares of our common stock.

         As of March 17, 2000, we have authorized for issuance and outstanding the following options:

     o 2,875,000 shares of our common stock in connection with our 1995 Incentive Stock Option Plan, 1,995,589 of which are outstanding;

     o 1,800,000 shares of our common stock in connection with our 1998 Stock Plan, under which options to purchase 1,726,867 shares are outstanding; and

     o 500,000 shares of our common stock in connection with our 1998 Stock Purchase Plan, none of which have been granted.

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

     o some of these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock; and

     o the terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

         The holders of warrants and options are also likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options.

         OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET IF WE DO NOT MEET THE CONTINUED LISTING CRITERIA.

         Our common stock was delisted from the Nasdaq National Market in October 1999 for failure to meet the continued listing criteria and is now listed on the Nasdaq SmallCap Market, which may impair the liquidity of our common stock. If in the future we are unable to satisfy the continued listing requirements of the Nasdaq SmallCap Market, our stock may be delisted from the Nasdaq SmallCap Market. If our stock is delisted from the Nasdaq SmallCap Market, the liquidity of our stock could be further impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media and lower prices for our common stock than might otherwise be attained. We cannot assure that we will continue to meet the criteria for continued listing on the Nasdaq SmallCap Market.

         If our stock is delisted from the Nasdaq SmallCap Market, trading, if any, in our stock would thereafter be conducted:

     o   in the over-the-counter market in the "pink sheets;" or

     o on the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board."

         Continued inclusion on the Nasdaq SmallCap Market generally requires that we maintain:

     o at least $2,000,000 in "net tangible assets" (total assets less total liabilities and goodwill) or a market capitalization of at least $35 million;

     o   a minimum bid price of the common stock of $1.00 per share;

     o at least 500,000 shares in the public float valued at $1,000,000 or more;

     o   at least two active market makers for our common stock; and

     o   at least 300 holders of our common stock.

         IF OUR COMMON STOCK IS DELISTED FROM NASDAQ IT MAY BE SUBJECT TO INVESTOR SUITABILITY REQUIREMENTS WHICH MAY ADVERSELY AFFECT OUR STOCK'S LIQUIDITY.

         If our stock is delisted from the Nasdaq SmallCap Market, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of shareholders to sell any of the shares of our common stock in the secondary market.

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

13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  1.01 Underwriting Agreement with Blue Stone Capital Partners, L.P.(1)

                  3.01      Amended and Restated Articles of Incorporation

                  3.01(a) Articles of Amendment establishing the Series D Preferred Stock of Interactive Magic, Inc.,(6)

                  3.01(b) Articles of Amendment changing the name of the Company to iEntertainment Network, Inc.

                  3.02      Bylaws (1)

                  4.04 Form of Representatives' Warrant Agreement, including Form of Warrant Certificate(1)

                  4.05 Registration Rights Agreement dated August 16, 1999 between Registrant and John W. Stealey(5)

                 10.01 Stock Purchase Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings(1)

                 10.02 Investor's Rights Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings (1)

                 10.03 Marketing Agreement, dated February 4, 1998, between the Company and General Capital (1)

                 10.04 Merger Agreement, dated as of March 24, 1997, as amended April 2, 1997, by and among the Company, Interactive Creations Acquisition Corp., certain shareholders of Interactive Creations Incorporated and Interactive Creations Incorporated (1)

                 10.05 Form of Shareholder Agreement between the Company and each shareholder of Interactive Creations Incorporated (1)

                 10.06 Form of Stock Purchase Warrant issued to each of J.W. Stealey, Robert L. Pickens, Laura Stealey, David H. Kestel, J. Nicholas England, W. Joseph McClelland, Avi Suriel, Marion Bass and Oppenheimer
                            (1)

                 10.08 Loan and Security Agreement, dated March 24, 1997, as amended April 1, 1997 (See Exhibit 10.10 below), by and between the Company and Petra Capital LLC (1)

                 10.09 Stock Purchase Warrant, dated March 24, 1997, as amended April 1, 1997 (See Exhibit 10.10 below), and January 31, 1998, as amended, issued by the Company to Petra Capital LLC (1)

                 10.10 First Amendment to Loan and Security Agreement and Stock Purchase Warrant dated April 1, 1997 by and between the Company and Petra Capital LLC (1)

                 10.11 Promissory Note, dated August 25, 1997, issued by the Company to Branch Banking & Trust Company (1)

                 10.12 Guaranty Agreement, dated August 25, 1997, between J.W. Stealey and Branch Banking & Trust Company (1)

                 10.13 Loan and Security Agreement, dated September 29, 1997, among the Company, iMagic Online Corporation and Oberlin Capital, L.P. (1)

                 10.14 Loan and Security Agreement, dated April 30, 1997, between Greyrock Business Credit, a Division of NationsCredit Commercial Corporation, and the Company (1)

                 10.15 Lease Agreement, dated December 4, 1995, as amended February 7, 1996, by and between Southport Business Park Limited Partnership and the Company (1)

                 10.16 Employment Agreement, dated January 3, 1995, between the Company and J.W. Stealey, as amended (1)

                 10.17 Employment Agreement, dated January 3, 1995, between the Company and Robert L. Pickens, as amended (1)

                 10.18 Employment Agreement, dated March 25, 1996 between the Company and William J. Kaluza (1)

                 10.19 Employment Agreement, dated January 3, 1995, between the Company and Joseph Rutledge, and form of amendment thereto (1)

                 10.20 Employment Agreement, dated February 1, 1995, between the Company and Raymond Rutledge, and form of amendment thereto (1)

                 10.22      1995 Incentive Stock Option Plan (1)

                 10.23      ICI Stock Option Plan (1)

                 10.24      1998 Stock Plan (1)

                 10.25      1998 Employee Stock Purchase Plan (1)

                 10.26 Letter Agreement, dated as of May 27, 1998, by and among the Company and the holders of the Company's outstanding Series B Preferred Stock (1)

                 10.27 Amendment No. 1 dated February 12, 1999 to the Merger Agreement (3)

                 10.28 Securities Purchase Agreement dated as of January 25, 1999 between the Company and RGC International Investors LDC ("RGC") (2)

                 10.29 Promissory Note dated January 26, 1999 issued by the Company to RGC ("Note") (2)

                 10.30 Registration Rights Agreement dated as of January 25, 1999 between the Company and RGC (2)

                 10.31 Form of Warrant issuable by the Company pursuant to the Note (2)

                 10.33 Escrow Agreement dated as of February 12, 1999 by and among the Company, Branch Banking and Trust Company, Multiplayer Games Network, Inc., Tantalus, Inc. and James Hettinger (3)

                 10.34 Registration Rights Agreement dated as of February 12, 1999 by and among the Company, Multiplayer Games Network, Inc. and Tantalus, Inc. (3)

                 10.35 Registration Rights Agreement dated as of February 12, 1999 by and among the Company, Andrew G. Burch, IFM Venture Group and James Bailey (3)

                 10.36 Agreement Regarding Assignment of Contracts dated as of May 25, 1999, between Registrant and Ubi Soft Entertainment S.A. (4)

                 10.37 Online Rights License Agreement dated effective June 28, 1999 between the Registrant and Ubi Soft Entertainment S.A. (4)

                 10.37(a) Securities Purchase and Exchange Agreement dated November 8, 1999 between Interactive Magic, Inc. and RGC International Investors, LDC (6)

                 10.38 Registration Rights Agreement dated November 11, 1999 by and among Interactive Magic, Inc., Vertical Financial Holdings, J.W. Stealey and Value Management & Research AG.(6)

                 10.39 Employment Agreement, dated October 27, 1999, between the Company and Michael Pearce

                 10.40      Memo of Understanding with Joseph F. Rutledge

                 10.41      Independent Contractor Agreement with Joseph F.
                            Rutledge

                 10.42      Memo of Understanding with Raymond E. Rutledge

                 10.43      Independent Contractor Agreement with Raymond E.
                            Rutledge

                  21.1      Subsidiaries of the Company

                  23.1      Consent of Ernst & Young LLP

                  27.1      Financial Data Schedule

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on January 29, 1999.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on February 22, 1999.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on July 15, 1999.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on August 25, 1999.

(6) Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A as filed on December 9, 1999.


     (b) Reports on Form 8-K

         During the quarter ended December 31, 1999, the Registrant filed a current report on Form 8-K under item 5 on October 13, 1999 and a current report on Form 8-K under Item 5 on October 26, 1999. Since January 1, 2000, the Registrant filed a current report on Form 8-K/A under Item 7 on February 15, 2000.

                          iEntertainment Network, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors.......................................F-1

Consolidated Financial Statements

Consolidated Balance Sheets..........................................F-2
Consolidated Statements of Operations................................F-4
Consolidated Statements of Stockholders' Equity......................F-5
Consolidated Statements of Cash Flows................................F-7
Notes to Consolidated Financial Statements...........................F-9

                         Report of Independent Auditors


The Board of Directors and Stockholders
iEntertainment Network, Inc.

We have audited the accompanying consolidated balance sheets of iEntertainment Network, Inc. (f/k/a Interactive Magic, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iEntertainment Network, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 25, 2000
                          iEntertainment Network, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31
                                                                                    1999              1998
                                                                              ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $    3,092       $     2,943
   Trade receivables, net of allowances of $241 and $2,871 at
      December 31, 1999 and 1998, respectively                                           421             2,109
   Inventories                                                                             -               892
   Advance royalties, net                                                                 44             1,586
   Software development costs, net                                                        92               912
   Prepaid expenses and other                                                             94               252
                                                                              ------------------------------------
Total current assets                                                                   3,743             8,694

Property and equipment, net                                                              714             1,082

Noncurrent assets:
   Royalties receivable                                                                   80               726
   Goodwill, net of accumulated amortization of $1,332                                 3,329                 -
   Other                                                                                  10                18
                                                                              ------------------------------------
Total noncurrent assets                                                                3,419               744


                                                                              ------------------------------------
Total assets                                                                      $    7,876       $    10,520
                                                                              ====================================

                                                                                            DECEMBER 31
                                                                                      1999              1998
                                                                                ------------------------------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                           $    2,258       $    1,698
   Royalties and commissions payable                                                      120              768
   Lines of credit                                                                          -            1,348
   Current portion of capital lease obligations                                            55               23
                                                                                ------------------------------------
Total current liabilities                                                               2,433            3,837

Noncurrent liabilities:
   Accrued interest payable to related parties                                              -              117
   Capital lease obligations, less current portion                                         29               15
                                                                                ------------------------------------
Total noncurrent liabilities                                                               29              132

Series D Redeemable Convertible Preferred Stock, $.10 par value; liquidation and stated value of $1,000 per share, plus accumulated accretion; 4,911 shares
   authorized, issued and outstanding at December 31, 1999 (NOTE 7)                     4,951                -

Stockholders' equity:
   Common stock, $.10 par value; 50,000,000 shares authorized; 14,722,203 and
      9,850,867 shares issued and outstanding at December 31, 1999 and 1998,
      respectively                                                                      1,472              985
   Additional paid-in capital                                                          36,672           31,522
   Accumulated deficit                                                                (37,565)         (25,862)
   Accumulated other comprehensive loss                                                  (116)             (94)
                                                                                ------------------------------------
Total stockholders' equity                                                                463            6,551
                                                                                ------------------------------------
Total liabilities, redeemable preferred stock  and stockholders' equity            $    7,876       $   10,520
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        1999             1998
                                                                                  -----------------------------------
Net revenues:
   CD-ROM product sales                                                               $       610      $    9,177
   Online sales                                                                             1,859           1,773
   Advertising and contract revenue                                                         1,351               -
   Royalties and licenses                                                                     440           1,616
                                                                                  -----------------------------------
Total net revenues                                                                          4,260          12,566

Cost of revenues:
   Cost of products and services                                                            2,516           3,157
   Royalties and amortized software costs                                                     341           2,942
                                                                                  -----------------------------------
Total cost of revenues                                                                      2,857           6,099
                                                                                  -----------------------------------
Gross profit                                                                                1,403           6,467

Operating expenses:
   Sales and marketing                                                                      4,411           8,490
   Product development                                                                      4,987           5,983
   General and administrative                                                               3,929           2,684
   Goodwill amortization                                                                    1,332               -
                                                                                  -----------------------------------
Total operating expenses                                                                   14,659          17,157
                                                                                  -----------------------------------
Operating loss                                                                            (13,256)        (10,690)

Other (income) expense:
   Interest expense - third parties                                                         4,649             554
   Interest expense - related parties                                                         130             134
   Other                                                                                     (768)           (161)
                                                                                  -----------------------------------
Total other expense                                                                         4,011             527
                                                                                  -----------------------------------
Loss before income taxes and extraordinary items                                          (17,267)        (11,217)
Income tax expense                                                                            (58)            (28)
                                                                                  -----------------------------------
Loss before extraordinary items                                                           (17,325)        (11,245)
Extraordinary gain (loss) on early extinguishment of debt                                   5,662            (407)
                                                                                  -----------------------------------
Net loss                                                                                  (11,663)        (11,652)
Accretion of Series D Redeemable Convertible Preferred Stock                                  (40)              -
                                                                                  -----------------------------------
Net loss available to common stockholders                                            $    (11,703)    $   (11,652)
                                                                                  ===================================

Basic and diluted loss per share:
   Loss before extraordinary items                                                   $     (1.51)     $    (1.73)
   Extraordinary items                                                                      0.49           (0.06)
                                                                                  -----------------------------------
   Net loss per share                                                                $     (1.02)     $     (1.79)
                                                                                  ===================================
Weighted average shares used in computing basic and diluted loss per share            11,448,186       6,515,213
                                                                                  ===================================

                          iEntertainment Network, Inc.

                 Consolidated Statements of Stockholders' Equity
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     CONVERTIBLE PREFERRED STOCK
                                                           -------------------------------------------------
                                                                  SERIES A                SERIES B             COMMON STOCK
                                                           ----------------------------------------------------------------------
                                                              SHARES     AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT
                                                           -------------------------------------------------------------------------

     Balance at December 31, 1997                             82,634     $    $8         -        $    -              -  $       -
        Exercise of stock options                                  -           -         -             -              -          -
        Issuance of common stock                                   -           -         -             -              -          -
        Exercise of warrants                                       -           -         -             -              -          -
        Issuance of preferred stock                                -           -   778,746            78              -          -
        Conversion of notes payable into common stock              -           -         -             -              -          -
        Recapitalization contemporaneous with the
          initial public offering (NOTE 7)                   (82,634)         (8) (778,746)          (78)     6,793,699        679
        Issuance of common stock                                   -           -         -             -      2,990,000        299
        Exercise of warrants                                       -           -         -             -         18,330          2
        Exercise of stock options                                  -           -         -             -         48,838          5
        Issuance of warrants                                       -           -         -             -              -          -
        Comprehensive loss:
          Net loss                                                 -           -         -             -              -          -
          Cumulative translation adjustment                        -           -         -             -              -          -
        Total comprehensive loss                                   -           -         -             -              -          -
                                                           -------------------------------------------------------------------------
     Balance at December 31, 1998                                  -           -         -              -     9,850,867        985
        Exercise of stock options and issuance of
          shares for services                                      -           -         -              -       180,407         18
        Beneficial conversion feature of convertible
          debenture and related contingently issuable
          warrants (NOTE 5)                                        -           -         -              -             -          -
        Issuance of common stock for the acquisition
          of MPG-Net and The Gamers Net (NOTE 2)                   -           -         -              -       857,143         86
        Partial conversion of debenture into common
          stock (NOTE 5)                                           -           -         -              -     1,683,786        168
        Issuance of common stock (NOTE 7)                          -           -         -              -     2,150,000        215
        Issuance of redeemable convertible preferred
          stock for extinguishment of debenture (NOTE 7)           -           -         -              -             -          -
        Issuance of warrants                                       -           -         -              -             -          -
        Accretion of redeemable preferred stock                    -           -         -              -             -          -
        Comprehensive loss:
          Net loss                                                 -           -         -              -             -          -
          Cumulative translation adjustment                        -           -         -              -             -          -
        Total comprehensive loss                                   -           -         -              -             -          -
                                                           -------------------------------------------------------------------------
     Balance at December 31, 1999                                  -      $    -         -        $     -    14,722,203   $  1,472
                                                           =========================================================================

              CLASS A                   CLASS B                        ACCUMULATED
            COMMON STOCK             COMMON STOCK        ADDITIONAL       OTHER
     ---------------------------------------------------  PAID-IN     COMPREHENSIVE   ACCUMULATED
         SHARES       AMOUNT      SHARES       AMOUNT     CAPITAL         LOSS          DEFICIT         TOTAL
     --------------------------------------------------------------------------------------------------------------
         3,145,696    $    314      7,875       $    1     $5,047       $    (59)      $   (14,210)   $   (8,899)
           268,750          27    102,500           10         381             -                 -           418
                 -           -     48,604            5          (5)            -                 -             -
           516,769          52          -            -         (52)            -                 -             -
                 -           -          -            -       3,091             -                 -         3,169
                 -           -    442,478           44       1,956             -                 -         2,000

        (3,931,215)       (393)  (601,457)         (60)        460             -                 -           600
                 -           -          -            -      20,176             -                 -        20,475
                 -           -          -            -          (2)            -                 -             -
                 -           -          -            -          76             -                 -            81
                 -           -          -            -         394             -                 -           394

                 -           -          -            -           -             -           (11,652)      (11,652)
                 -           -          -            -           -           (35)                -           (35)
                                                                                                   ----------------
                 -           -          -            -           -             -                 -       (11,687)
     --------------------------------------------------------------------------------------------------------------
                 -           -          -            -      31,522           (94)          (25,862)        6,551

                 -           -          -            -        378              -                 -           396


                 -           -          -            -      4,000              -                 -         4,000

                 -           -          -            -      4,060              -                 -         4,146

                 -           -          -            -        663              -                 -           831
                 -           -          -            -      1,932              -                 -         2,147

                 -           -          -            -     (6,479)             -                 -        (6,479)
                 -           -          -            -        596              -                 -           596
                 -           -          -            -          -              -               (40)          (40)

                 -           -          -            -          -              -           (11,663)      (11,663)
                 -           -          -            -          -            (22)                -           (22)
                                                                                                   ----------------
                 -           -          -            -          -              -                 -       (11,685)
     --------------------------------------------------------------------------------------------------------------
                 -    $      -          -      $    -      $36,672     $    (116)         $(37,565)  $       463
     ==============================================================================================================

     SEE ACCOMPANYING NOTES.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1999              1998
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                             $ (11,663)    $    (11,652)
Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary (gain) loss                                                          (5,662)             407
     Gain on disposition of CD-ROM advance royalty assets                                 (855)               -
     Loss on disposal of equipment                                                         231                -
     Amortization of goodwill                                                            1,332                -
     Depreciation and amortization                                                         560              461
     Issuance of warrants                                                                  206              394
     Amortization of capitalized software development costs                                948              963
     Noncash compensation expense                                                           48                -
     Issuance of common stock for services                                                  61                -
     Noncash interest expense                                                            3,652               39
     Write-down of remaining CD-ROM assets                                               2,240                -
     Changes in operating assets and liabilities:
       Trade and royalties receivable                                                    1,238               85
       Inventories                                                                         492             (255)
       Advance royalties                                                                  (519)             403
       Other                                                                                30              126
       Accounts payable and accrued expenses                                             1,029           (1,078)
       Royalties and commissions payable                                                  (648)             (90)
       Accrued interest                                                                     66             (546)
                                                                                ------------------------------------
Net cash used in operating activities                                                   (7,214)         (10,743)

INVESTING ACTIVITIES
Acquisition of MPG-Net, Inc.                                                               (15)               -
Net proceeds from disposition of CD-ROM assets (NOTE 1)                                  2,315                -
Increase in note receivable                                                               (200)            (200)
Purchase of property and equipment                                                        (213)            (347)
Software development costs                                                                (128)          (1,450)
                                                                                ------------------------------------
Net cash provided by (used in) investing activities                                      1,759           (1,997)

                          iEntertainment Network, Inc.

                Consolidated Statements of Cash Flows (continued)
                                 (IN THOUSANDS)
                                                                                          DECEMBER 31
                                                                                    1999               1998
                                                                             ---------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                1,252             20,655
Proceeds from issuance of redeemable convertible preferred stock                      1,100                  -
Proceeds from convertible preferred stock                                                 -              3,169
Proceeds from long-term debt                                                          3,660                350
Payments on long-term debt                                                                -             (5,300)
Payments on notes payable to related parties                                              -               (870)
Net payment on lines-of-credit                                                         (348)            (2,635)
Payments on capital lease obligations                                                   (38)               (35)
                                                                             ---------------------------------------
Net cash provided by financing activities                                             5,626             15,334

Effect of currency exchange rate changes on cash and cash equivalents                   (22)               (35)
                                                                             ---------------------------------------
Net increase in cash and cash equivalents                                               149              2,559
Cash and cash equivalents at beginning of year                                        2,943                384
                                                                             ---------------------------------------
Cash and cash equivalents at end of year                                         $    3,092         $    2,943
                                                                             =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                            $     112         $   1,376
                                                                              ======================================
Cash paid for income taxes                                                        $      41         $       -
                                                                              ======================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of redeemable convertible preferred stock for extinguishment of
    debenture and accrued interest                                               $    3,811         $       -
                                                                              ======================================
Issuance of common stock to stockholder in exchange for accrued interest and
    stockholder's assumption of outstanding line of credit                       $    1,183         $       -
                                                                              ======================================
Issuance of warrants to broker in connection with convertible debenture
    (NOTE 5)                                                                     $      390         $       -
                                                                              ======================================
Contingently issuable warrants provided to holder of convertible
    debenture (NOTE 5)                                                           $    1,067         $       -
                                                                              ======================================
Partial conversion of debenture into common stock                                $      831         $       -
                                                                              ======================================
Issuance of common stock for acquisition of MPG-Net, Inc. and The Gamers
    Net, Inc.                                                                    $    4,146        $        -
                                                                              ======================================
Conversion of notes payable to related parties into common stock                 $        -        $    2,600
                                                                              ======================================
Exercise of stock options for forgiveness of accrued interest                    $        -        $      319
                                                                              ======================================

SEE ACCOMPANYING NOTES.

                          iEntertainment Network, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

iEntertainment Network, Inc. (f/k/a Interactive Magic, Inc.) (or the "Company") is a developer and publisher of Internet games and an operator of online game services. The Company develops and publishes proprietary online multi-player games and has built an internet distribution infrastructure which offers online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games. Effective December 30, 1999, the Company changed its name from Interactive Magic, Inc. to iEntertainment Network, Inc.

DISPOSITION OF CD-ROM ASSETS

On May 25, 1999, the Company executed an Agreement Regarding Assignment of Contracts (the "Agreement") to sell its rights under certain development contracts for CD-ROM products between the Company and third party developers (and assume certain liabilities thereto) for $2.5 million thereby exiting the CD-ROM portion of its business. The Agreement does provide, however, a license by which the Company can continue to use these products for Internet gaming purposes. The transaction was consummated on June 30, 1999. Cash proceeds to the Company, net of related expenses, were $2.3 million. The carrying value of net assets sold (primarily CD-ROM advance royalties) was $ 1.6 million. The Company recognized a gain of $855,000 related to the sale, which is included in other (income) expense in the consolidated statements of operations.

In connection with the disposition of its CD-ROM assets, the Company decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at December 31, 1999 was $692,000 and is reflected as accounts payable and accrued expenses in the consolidated balance sheet. In the first quarter of 2000, the Company settled with its two largest distributors by paying $250,000 in cash and issuing common stock valued at $300,000.

During the fourth quarter of 1999, management of the Company decided to close its European operations which historically had supported its CD-ROM business. The Company recorded a charge to operating expenses in the fourth quarter which consisted primarily of lease termination fees and severance for four employees. These termination costs are included in accounts payable and accrued expenses in the December 31, 1999 consolidated balance sheet.

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CONCENTRATIONS

The Company maintains certain cash and cash equivalents with banks which are in excess of insured limits. The Company does not believe the risk of loss is significant.

The Company uses an outside vendor to solicit advertisers to use its advertising services, to deliver ads to its websites and to bill and collect for these services. Substantially all of the Company's advertising revenues are generated through this vendor relationship. The Company does not believe, however, that there is a significant risk associated with this vendor for the services provided, as alternative sources are generally available on commercially reasonable terms.

INVENTORIES

Inventories consisted of pre-packaged CD-ROM software packages and related materials and were stated at the lower of cost or market with costs determined using the first-in, first-out ("FIFO") cost flow assumption. Because the Company exited the CD-ROM portion of its business in 1999, all remaining CD-ROM inventory was written off.

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES (CONTINUED)

Inventories consisted of the following (IN THOUSANDS):

                                                        DECEMBER 31
                                                   1999             1998
                                            ------------------------------------

   Finished goods                              $      -          $  1,065
   Components                                         -               117
                                            ------------------------------------
                                                      -             1,182
   Inventory valuation reserve                        -              (290)
                                            ------------------------------------
                                               $      -          $    892
                                            ====================================

ADVANCE ROYALTIES

Advance royalties represent prepayments made to independent software developers under development agreements. Advance royalties are expensed as part of royalties and amortized software costs at the contractual royalty rate based on actual net product sales. Management continuously evaluates the future realization of advance royalties, and charges to cost of revenues any amount that management deems unlikely to be amortized at the contractual royalty rate through gaming revenues. At December 31, 1999 and 1998, the reserve for advance royalties was $0 and $1,654,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation for equipment, furniture and fixtures and purchased software is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the remaining lease term, whichever is less. Depreciation expense, including amortization of equipment leased under capital leases, was $560,000 and $461,000 for the years ended December 31, 1999 and 1998, respectively.

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment consists of the following (IN THOUSANDS):

                                                             DECEMBER 31
                                                        1999             1998
                                                   -----------------------------

   Equipment                                        $   1,063         $   1,547
   Furniture and fixtures                                 147               188
   Software                                               450               488
   Leasehold improvements                                  56                59
                                                   -----------------------------
                                                        1,716             2,282
   Less accumulated depreciation and amortization      (1,002)           (1,200)
                                                   -----------------------------
                                                    $     714         $   1,082
                                                   =============================
GOODWILL

The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over two to three years. On an ongoing basis, the Company assesses the recoverability of its goodwill by determining its ability to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. Goodwill determined to be unrecoverable based on future cash flows would be written-off in the period in which such determination is made.

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

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS (CONTINUED)

Information related to net capitalized software development costs is as follows at December 31 (IN THOUSANDS):

                                                  1999             1998
                                             ----------------------------------

   Balance at beginning of year                $     912          $    425
   Capitalized                                       128             1,450
   Amortized                                        (948)             (963)
                                             ----------------------------------
   Balance at end of year                      $      92          $    912
                                             ==================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, trade and royalties receivable, accounts payable and accrued expenses, lines of credit and redeemable convertible preferred stock approximate their fair values at December 31, 1999 and 1998.

REVENUE RECOGNITION

Revenue from online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company's 1999 quarterly reporting on Form 10-QSB reported advertising revenues gross with related fees reported as selling and marketing expenses. Based on the criteria of SAB No. 101, the Company has revised its 1999 reporting to present its advertising revenues net of these administrative fees.

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Revenue from CD-ROM product sales was recognized at the time of product shipment. Revenue from royalties and licenses is recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue is recognized upon delivery of the product master or the first copy provided collectibility is probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepts product returns and provides price protection on certain unsold merchandise. Revenue is recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs.

In October 1997, the Accounting Standards Executive Committee "(AcSEC)" issued Statement of Position "(SOP)" 97-2, "Software Revenue Recognition" as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operations and revenue recognition practices.

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

The accounts receivable allowance at December 31, 1998 consists primarily of reserves for product returns, markdowns, price protection and warranty costs. The allowance at December 31, 1999, as well as the allowance at December 31, 1998, includes a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT DEVELOPMENT

Product development expenses (excluding capitalized software development costs) are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $1,582,000 and $3,590,000 for the years ended December 31, 1999 and 1998, respectively.

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

                          iEntertainment Network, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK COMPENSATION

The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and make the required pro forma disclosures required by SFAS No. 123 (see Note 8). Under APB No. 25, if the exercise price of the Company's employee stock options is not less than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

BASIC NET LOSS PER SHARE

Basic net loss per share has been calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. All shares used in computing basic net loss per share reflect the retroactive effect of the Company's July 1998 one-for-two reverse stock split.

Had the Company been in a net income position, diluted earnings per share would have been presented and would have included potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included, as all potential common shares are antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the new statement will have a significant affect on earnings or the financial position of the Company.

                          iEntertainment Network, Inc.

2. BUSINESS COMBINATIONS

On February 12, 1999 the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. MPG-Net was primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APL") No. 16, "Business Combinations" and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million is being amortized on a straight-line basis over 3 years.

The following unaudited consolidated pro forma data summarizes the combined operating results of the Company and MPG-Net as if the acquisition had occurred at January 1, 1998:

                                                   YEAR ENDED DECEMBER 31
                                                   1999               1998
                                            ------------------------------------

Net revenues                                    $     4,354      $     12,889
Loss before extraordinary items                     (17,785)          (14,210)
Net loss                                            (12,123)          (14,617)
Net loss per share                              $    (1.05)      $      (1.96)

On August 27, 1999 the Company acquired the right, title and interest in and to all of the tangible and intangible assets of Virtual Business Designs, Inc., doing business as The Gamers Net ("The Gamers Net"), for 107,143 shares of its common stock valued at approximately $288,000. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16 and, accordingly, the operating results of The Gamers Net have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of two years.

                          iEntertainment Network, Inc.

3. LINES OF CREDIT

During 1999 and 1998, the Company maintained a revolving line of credit arrangement with a bank for up to $2,750,000. The principal balance outstanding at any point in time was payable on demand with interest payable monthly at the current prime rate. The weighted-average interest rate on the line of credit was 7.8% and 8.5% for the years ended December 31, 1999 and 1998, respectively. Advances on the line of credit were collateralized by a personal guarantee of the Company's majority stockholder. In consideration for this guarantee, the Company was obliged to pay the stockholder as additional interest expense an amount equal to 6% of the outstanding balance on the line of credit. For the years ended December 31, 1999 and 1998, the Company incurred $57,000 and $64,000 relating to this guarantee, respectively. In November 1999, the Stockholder assumed the $1,000,000 outstanding balance on the line of credit in exchange for the Company issuing 1,000,000 shares of its common stock to the stockholder.

The Company also entered into a line of credit agreement with its bank to borrow up to $150,000. The line of credit was collateralized by the Company's net property and equipment. The principal balance outstanding at any point in time was payable on demand with interest payable monthly at the current prime rate. The weighted-average interest rate on the line of credit was 7.8% and 8.5% for the years ended December 31, 1999 and 1998, respectively. The balance outstanding at December 31, 1998 was $32,000. All outstanding borrowings on the loan were paid in full during 1999.

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

                          iEntertainment Network, Inc.

4. NOTES PAYABLE TO RELATED PARTIES

On February 4, 1998, a $600,000 and two $1 million notes payable to stockholders were converted into 132,744 shares of Series C Redeemable Convertible Preferred Stock and 442,478 shares of Class B Common Stock, respectively. In connection with the Company's July 1998 initial public offering, the Series C Redeemable Convertible Preferred Stock was converted into 132,744 shares of common stock and the 442,478 shares of Class B Common Stock were exchanged for an equal number of shares of common stock (see Note 7). Utilizing proceeds from the Company's initial public offering, a $870,000 note payable to a related party was repaid in full during 1998.

5. LONG-TERM DEBT

On January 25, 1999, the Company issued a $4 million convertible debenture ("the debenture") for net cash proceeds to the Company of approximately $3.7 million. The Company also issued 200,000 warrants expiring in 2004 to the broker of the debenture, which represented additional debt issuance costs, valued at $390,000. These warrants were recorded as additional paid-in capital and the resulting debt issuance costs were being amortized to interest expense over the three-year term of the debenture. These warrants have a weighted average exercise price of $4.85 and were exercisable upon issuance. For the year ended December 31, 1999, amortization of the debt issuance costs was approximately $291,000.

The debenture accrued interest at an annual interest rate of 6% and was due with principal on January 25, 2002. The holder of the convertible debenture could convert all or any portion of the debenture into the Company's common stock where the number of shares to be issued would be determined by dividing the principal plus interest due by the conversion price. The conversion price would be equal to the lesser of a conversion price ranging from 77% to 93% of the market price of the Company's common stock (as defined in the securities purchase agreement) or a conversion price ranging from 104% to 120% of a fixed conversion price (as defined in the securities purchase agreement). The fact that the conversion price was set below the market price of the Company's stock resulted in the debenture having a beneficial conversion feature. On the date of conversion, if the Company's common stock traded at a price higher than the fixed conversion price, the Company was obligated to issue to the holder of the debenture warrants to purchase the Company's stock at a one-for-two ratio of common stock issued as a result of the debenture conversion at an exercise price equal to the debenture conversion price (the "contingently issuable warrants").

                          iEntertainment Network, Inc.

5. LONG-TERM DEBT (CONTINUED)

Subsequent to May 11, 1999, the debenture accrued additional interest at a monthly rate of 4% of the outstanding principal balance until such time as the Company's registration statement effecting the shares issuable under the debenture became, and remained effective. For the year ended December 31, 1999, the Company recorded approximately $738,000 of interest expense related to this provision.

The contingently issuable warrants were valued at approximately $1.1 million at the date of issuance and were recorded as additional paid-in capital. The beneficial conversion feature of the debenture also resulted in a portion of the proceeds of the debenture being allocated to the conversion feature at the date of issuance based on its intrinsic value of $2.1 million, which was recorded as additional paid-in capital. However, since the debenture was immediately convertible at the date of issuance, the value of the conversion feature was recorded as additional interest expense and accreted into the carrying value of the debenture on the date of issuance. Based on the recorded fair value of the contingently issuable warrants, the initial carrying value assigned to the debenture at the date of issuance was $2.9 million.

The debenture provided for the beneficial conversion ratio to decrease when certain conditions existed as defined in the related Securities Purchase Agreement ("debenture agreement"). During 1999, the Company recorded adjustments in the beneficial conversion ratio as an allocation of the additional proceeds of the debenture. The incremental value of beneficial conversion feature ratio adjustments was based on its intrinsic value, as defined in the debenture agreement, and limited to the proceeds initially allocated to the debenture. This incremental value was recorded as interest expense and additional paid-in capital, respectively.

The difference between the initial carrying value of the debenture and the $4 million face value was being accreted into the carrying value as additional interest expense over the term of the debenture. For the year ended December 31, 1999, the Company recorded approximately $3,360,000 in interest expense related to such accretion. For the year ended December 31, 1999, total interest expense related to this debenture was $4,552,000.

During September 1999, the holder of the debenture converted $689,000 of principal and the related accrued interest of $142,000 into 1,683,786 shares of the Company's common stock. The pro-rata portion of the unamortized debt discount and unaccreted value assigned to the contingently issuable warrants of approximately $243,000 at the date of the conversion was recorded as additional interest expense.

                          iEntertainment Network, Inc.

5. LONG-TERM DEBT (CONTINUED)

On November 11, 1999, the Company extinguished the remainder of its obligation to the holder of the debenture in exchange for 3,810.844 shares of the Company's newly created Series D Redeemable Convertible Preferred Stock ("Series D Preferred") with a stated value of $1,000 per share. Contemporaneously, the Company issued 1,100 shares of Series D Preferred to the holder of the debenture for $1.1 million. On November 11, 1999, the debenture had an outstanding principal balance of approximately $3.3 million and a net carrying value of $2.2 million. At the date of extinguishment, accrued interest and penalties related to the debenture totaled $760,000. The Company recognized an extraordinary gain of $5.7 million as a result of this extinguishment (NOTE 7). In connection with this extinguishment, the contingently issuable warrants were terminated.

6. LEASES

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2001. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (IN THOUSANDS):

                                                      DECEMBER 31
                                                 1999              1998
                                           -----------------------------------

   Leased equipment                            $    164          $    157
   Leased furniture and fixtures                     53                53
                                           -----------------------------------
                                                    217               210
   Less:  accumulated amortization                 (106)             (125)
                                           -----------------------------------
                                               $    111          $     85
                                           ===================================
                          iEntertainment Network, Inc.

6. LEASES (CONTINUED)

The following is a schedule of future minimum lease payments for capital and operating leases for the years ending December 31 (IN THOUSANDS):
                                                       CAPITAL       OPERATING
                                                       LEASES          LEASES
                                                    ----------------------------

     2000                                             $    55         $   277
     2001                                                  22              82
     2002                                                  13               -
     2003                                                   3               -
                                                    ----------------------------
     Total future minimum lease payments                   93         $   359
                                                                   =============
     Less: amounts representing interest                   (9)
                                                    ---------------
     Present value of future minimum lease payments        84
     Less: current portion                                (55)
                                                    ---------------
                                                      $    29
                                                    ===============

Total rent expense incurred was approximately $518,000 and $462,000 for the years ended December 31, 1999 and 1998, respectively.

7. STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

STOCK SPLIT

On July 1, 1998, the Company effected a one-for-two reverse stock split of the Company's capital stock in connection with the Company reincorporating in North Carolina. All references in the financial statements with regard to number of shares of each class of stock have been restated to reflect the reverse stock split for all periods presented.

                          iEntertainment Network, Inc.

7. STOCKHOLDERS' EQUITY  AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

     Upon consummation of the Offering, the Company had authorized capital of 50,000,000 shares of $.10 par value common stock and 25,000,000 shares of $.10 par value preferred stock.

                          iEntertainment Network, Inc.

7. STOCKHOLDERS' EQUITY  AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

RECAPITALIZATION (CONTINUED)

During November 1999, the Company completed the following financing transactions to eliminate certain long-term obligations and improve its financial position:

o The Company extinguished the remainder of its obligation to the holder of the debenture in exchange for 3,810.844 shares of the Company's newly created Series D Redeemable Convertible Preferred Stock ("Series D Preferred") with a stated value of $1,000 per share. Contemporaneously, the Company issued 1,100 shares of Series D Preferred to the holder of the debenture for $1.1 million.

o The Company issued 1,100,000 shares of common stock to existing stockholders for $1,100,000 in cash.

o The former chief executive officer ("CEO") of the Company released the Company from its line of credit indebtedness to a bank in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock. Also, in connection with the CEO's resignation on August 16, 1999, the Company accrued severance consisting of $200,000 and 50,000 shares of the Company's common stock. The former CEO also agreed to waive interest due him from the Company in the amount of $183,000 related to a personal guarantee of the Company's line of credit (NOTE 3).

The Company incurred approximately $137,000 in costs associated with the filing of a registration statement for the underlying shares of common stock included in the above transactions.

CONVERTIBLE PREFERRED STOCK

On February 4, 1998, the company issued 778,746 shares of its Series B Convertible Preferred Stock ("Series B Preferred") for net proceeds of $3,169,000. These shares were converted into 2,045,649 shares of common stock in connection with the Company's initial public offering. The Company and an affiliate of the holders of the Series B Preferred entered into a marketing agreement pursuant to which the Company was obligated to pay to the affiliate $400,000 for marketing services related to the Company's IPO. The Company satisfied this obligation during 1998 from proceeds of the IPO.

                          iEntertainment Network, Inc.

7. STOCKHOLDERS' EQUITY  AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following is a summary of the terms of the Series D Redeemable Convertible Preferred Stock ("Series D Preferred"):

DIVIDENDS

There are no dividends automatically payable on the Series D Preferred. No dividends may be paid to the common stockholders while any Series D shares is outstanding.

LIQUIDATION PREFERENCES

Upon any liquidation, dissolution or winding up of the Company, before anything can be paid to the holders of common stock, the holders of the Series D Preferred will be entitled to receive $1,000 per share, plus an amount equal to a 6% annual return on that amount since the November 1999 issuance date and any penalty amounts due thereunder, if any.

REDEMPTION

The Series D Preferred must be redeemed by the Company if it is requested to do so by the holders of a majority of the outstanding Series D Preferred shares upon: (1) failure by the Company to comply with certain terms of the Articles of Incorporation, the Securities Purchase and Exchange Agreement or the related Registration Rights Agreement with respect to the Series D Preferred; (2) bankruptcy of the Company; or (3) certain changes in control of the Company.

In any such event, the redemption price per share would be equal to the greater of (1) $1,200 per share, plus an amount equal to a 6% annual return since November 1999 on the $1,000 paid for each share and any penalty amounts due under the terms of the Series D Preferred (including, but not limited to, as a result of the failure to convert or deliver shares on a timely basis), and (2) the "Parity Value" of the shares, which equals the product of (a) the number of shares of the Company's common stock into which the Series D Preferred could have been converted multiplied by (b) the highest reported closing price per share of the common stock between the event triggering the right to request redemption and the payment of the redemption price.

                          iEntertainment Network, Inc.

7. STOCKHOLDERS' EQUITY  AND REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

CONVERSION

Following shareholder approval of the Series D Preferred Stock financing in December 1999, the Series D Preferred shares were convertible at $1 per share of common stock. At any time, a holder of Series D Preferred Stock may convert all of those shares into common stock. Each share of Series D Preferred was initially convertible into 1,000 shares of common stock. The number of shares of common stock issuable upon conversion of a share of Series D Preferred increases over time to provide the holder additional common stock equal to a 6% annual return since November 1999 and any penalty amounts otherwise due thereunder. Subject to certain conditions, the Series D Preferred Stock will automatically convert into common stock in November 2002.

VOTING

The Series D Preferred has no voting rights other than as provided by law and except that the approval of the holders of a majority of the outstanding Series D Preferred is required for: (1) any adverse change to the rights of the Series D Preferred; (2) the creation of securities having senior or equal rights; (3) an increase in the authorized number of shares of Series D Preferred; (4) an increase in the par value of the common stock; or (5) any action that would result in certain taxes being imposed on the Series D Preferred.

                          iEntertainment Network, Inc.

8. STOCK OPTIONS, STOCK PLANS AND WARRANTS

EMPLOYEE STOCK OPTIONS AND STOCK PLANS

Effective January 2, 1995, the Company adopted two employee incentive stock option plans (the "1995 Plans"). One plan provided for the granting of options to purchase Class A Common Stock which was voting stock, and one plan provided for the granting of options to purchase Class B Common Stock which was non-voting. The 1995 Plans are intended as incentives to induce key employees of the Company to remain in the employ of the Company and to encourage such employees to own stock in the Company. This purpose is carried out by granting options to purchase shares of Common Stock. The Company may grant incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended to eligible participants under the 1995 Plans. The exercise price of an ISO may not be less than 100% of the fair market value of the underlying shares at the time the ISO is granted.

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

                          iEntertainment Network, Inc.

8. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

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

During May 1998, the Company's 1998 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 1,800,000 shares of Common Stock have been reserved for issuance under the Plan. The Plan provides for grants to employees of incentive stock options. In addition, the Plan provides for grants of nonqualified stock options and stock purchase rights to employees, directors and consultants of the Company. The Plan is administered by the Board of Directors or by a Committee appointed by the Board. The administrator determines the terms of options and stock purchase rights granted, including the exercise price and the number of shares subject to option or stock purchase right. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Company's Common Stock on the date of the grant. The maximum term of options granted under the plan is 10 years.

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

                          iEntertainment Network, Inc.

8. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The following table summarizes the ISO and PSO activity under the Company's 1995 and 1998 Stock Plans:

                                                                                                             WEIGHTED-
                                                               SHARES          SHARES                        AVERAGE
                                                              AVAILABLE       AVAILABLE                      EXERCISE
                                                             FOR GRANT -     FOR GRANT -       OPTIONS       PRICE PER
                                                             1995 PLANS      1998 PLANS      OUTSTANDING       SHARE
                                                           --------------------------------------------------------------
Balances at December 31, 1997                                  874,081                -      1,993,044          $1.83
   Options authorized for grant                                      -          800,000              -              -
   Options granted                                            (254,684)        (586,417)       841,101           4.84
   Options exercised                                                 -                -       (420,088)          1.19
   Options canceled                                            392,438            4,800       (397,238)          3.43
                                                           --------------------------------------------------------------
Balances at December 31, 1998                                1,011,835          218,383      2,016,819           2.91
   Options authorized for grant                                      -        1,000,000              -             -
   Options granted                                          (1,258,500)      (1,622,446)     2,880,946           2.07
   Options exercised                                                 -                -       (180,407)          1.96
   Options canceled                                            516,081          464,483       (981,564)          4.26
                                                           --------------------------------------------------------------
Balances at December 31, 1999                                  270,416           60,420     (3,735,794)         $1.95
                                                           ==============================================================

The following summarizes information about the Company's stock options outstanding at December 31, 1999:
                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              -------------------------------------------------    --------------------------------
                                                   WEIGHTED
                                                    AVERAGE        WEIGHTED                             WEIGHTED
                                                   REMAINING        AVERAGE                             AVERAGE
                                   NUMBER         CONTRACTUAL      EXERCISE             NUMBER          EXERCISE
  RANGE OF EXERCISE PRICES       OUTSTANDING         LIFE            PRICE           EXERCISABLE         PRICE
  -----------------------------------------------------------------------------------------------------------------
             $1.000                1,032,250          3.37           $1.000              877,875          $1.000
        $1.063 - $1.093            1,427,500          4.96           $1.093              339,583          $1.093
        $1.125 - $4.125              730,906          4.15           $2.777              548,882          $2.693
        $4.250 - $6.000              545,138          3.27           $4.889              471,901          $4.929
                              -------------------------------------------------    ---------------------------------
                                   3,735,794          4.12           $1.949            2,238,241          $2.258
                              =================================================    =================================

                          iEntertainment Network, Inc.

8. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for each option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                   YEAR ENDED DECEMBER 31
                                                    1999             1998
                                              ----------------- ----------------

   Expected dividend yield                              0%              0%
   Risk-free interest rate                            5.9%            5.0%
   Expected volatility                                141%             66%
   Expected life (in years from vesting)              4.1             3.4

For purpose of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the vesting period. The grant date Black-Scholes weighted-average value of options was $1.37 and $2.16 per share for 1999 and 1998, respectively.

The following table shows pro forma net loss and net loss per share as if the fair value accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                          YEAR ENDED DECEMBER 31
                                                            1999          1998
                                                         ------------ ----------

   Net loss available to common stockholders as reported  $(11,703)    $(11,652)
   Pro forma compensation expense                           (2,434)        (585)
                                                         ------------ ----------
   Pro forma net loss                                     $(14,137)    $(12,237)
                                                         ============ ==========

   Net loss available to common stockholders per share:
     Historical                                           $ (1.02)     $ (1.79)
     Pro forma (for SFAS 123 disclosure purposes)         $ (1.23)     $ (1.88)

STOCK WARRANTS

Warrants issued in connection with notes payable were recorded at their estimated fair value and credited to additional paid in capital. The resulting debt discount was amortized to interest expense over the term of the related debt. Warrants issued to consultants and financial advisors are recorded at their estimated fair value and the related general and administrative expense is charged when the warrants are issued. The estimated fair value of warrants issued to the placement agent in connection with the issuance of preferred stock in February 1998 was recorded as a stock issuance cost.

                          iEntertainment Network, Inc.

8. STOCK OPTIONS, STOCK PLANS AND WARRANTS (CONTINUED)

The following summarizes the activity of warrants:
                                                              WARRANTS
                                                            OUTSTANDING
                                                    ------------------------

Balance at December 31, 1997                                   769,740
   Issued                                                      413,327
   Exercised                                                  (535,104)
                                                    ------------------------
Balance at December 31, 1998                                   647,963
   Issued                                                      584,998
   Canceled                                                    (27,058)
                                                    ------------------------
Balance at December 31, 1999                                 1,205,903
                                                    ========================

All of the Company's outstanding warrants at December 31, 1999 were exercisable at prices ranging from $1.00 to $9.60 per share.

In connection with the conversion of a note payable, the Company had an additional commitment to issue 48,604 shares of its Class B common stock to the former holder of the note. The Company satisfied its commitment in August 1998 by issuing 48,604 shares of the Company's common stock.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

The Company has reserved authorized shares of Common Stock for future issuance as follows at December 31, 1999:

   Outstanding incentive stock options                           3,735,794
   Possible future issuance under stock option plan                330,836
   Stock purchase warrants                                       1,205,903
   Series D Redeemable Convertible Preferred Stock               4,951,207
                                                          ---------------------
                                                                10,223,740
                                                          =====================
                          iEntertainment Network, Inc.

9. INCOME TAXES

At December 31, 1999, the Company has a cumulative domestic federal net operating loss carryforward available to offset future taxable income of approximately $28 million which begins to expire in the year 2011. State tax losses of approximately $28 million will begin to expire in 2001. The Company also has $608,000 of research credits to carryforward for use against future domestic federal income taxes. U.S. tax laws impose limitations on the use of net operating losses and credits following certain changes in ownership. If such a change occurs, the limitations could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at (IN THOUSANDS):

                                                               DECEMBER 31
                                                           1999           1998
                                                     ---------------------------
    Deferred tax assets:
       Net operating loss carryforwards                $  10,947      $   7,797
       Sales and accounts receivable reserves                309            782
       Accrued salaries                                        7             42
       Other reserves                                        (49)            91
       Accrued interest to related party                      57             77
       Depreciation                                           18            (78)
       Research and development credit carryforward          608            354
                                                     ---------------------------
    Total deferred tax assets                             11,897          9,065

    Deferred tax liabilities:
       Accounting method change                               60             54
                                                     ---------------------------
    Total deferred tax liabilities                            60             54

    Less:
       Valuation allowance                                11,837          9,011
                                                     ---------------------------
    Total net deferred taxes                           $       -      $       -
                                                     ===========================
                          iEntertainment Network, Inc.

9. INCOME TAXES (CONTINUED)

The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 1999 and 1998, based on management's evaluation of the criteria set forth in SFAS No. 109.

For financial reporting purposes, loss before income taxes and extraordinary items includes the following components (IN THOUSANDS):
                                                DECEMBER 31
                                           1999              1998
                                     -----------------------------------
    Pretax loss:
       United States                   $   (14,951)      $   (11,195)
       Foreign                              (2,316)              (22)
                                     -----------------------------------
                                       $   (17,267)      $   (11,217)
                                     ===================================

Significant components of the provision for income tax expense attributable to continuing operations are as follows (in thousands):

                                                       DECEMBER 31
                                                 1999              1998
                                           ------------------------------------
     Current:
        Federal                                  $    -           $    -
        Foreign                                      58               28
        State                                         -                -
                                           ------------------------------------
     Total current expense                       $   58           $   28
                                           ====================================

10. RETIREMENT PLAN

The Company has a qualified 401(k) Retirement Plan. The Plan covers substantially all of the Company's full-time employees. Effective November 20, 1996, the Plan requires six months of full-time service for an employee to be eligible to participate. Participants may contribute up to 15% of their compensation to the Plan, subject to the yearly maximums established by the Internal Revenue Service. Employer matching contributions are at the discretion of the Company's Board of Directors. There were no discretionary employer contributions made during the years ended December 31, 1999 and 1998.

                          iEntertainment Network, Inc.

11. SIGNIFICANT CUSTOMERS

Revenues from significant customers, those representing 10% or more of net revenues for the respective periods, are summarized as follows:
                                               YEAR ENDED DECEMBER 31
                                             1999                 1998
                                      -------------------- --------------------

   Customer 1                                  -                   13%
   Customer 2                                  -                   16%

Additionally, one customer comprised 16% of accounts receivable at December 31, 1999 and three customers comprised 22% of accounts receivable at December 31, 1998.

12. GEOGRAPHIC INFORMATION

In addition to domestic sales, the Company sells its product through its subsidiaries to international customers. These sales amounted to 7% and 50% of net revenues during the years ended December 31, 1999 and 1998, respectively.

The following table presents information related to the Company's operations by geographic location (IN THOUSANDS):

                                                YEAR ENDED DECEMBER 31
                                                 1999              1998
                                          ------------------------------------
Net revenue:
   United States                             $    3,939         $    6,284
   Europe and other                                 321              6,282
                                          ------------------------------------
                                             $    4,260         $   12,566
                                          ====================================

                                                      DECEMBER 31
                                                 1999              1998
                                          ------------------------------------
Long-lived assets:
   United States                             $      678       $      989
   United Kingdom and Germany                        36               93
                                          ------------------------------------
                                             $      714       $    1,082
                                          ====================================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Acts, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IENTERTAINMENT NETWORK, INC.


Dated:  March 24, 2000                      By: /s/ Robert L. Hart
                                               -------------------------------
                                            Name:  Robert L. Hart
                                            Title: Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                        TITLE                                         DATE

     /s/ Michael Pearce                    Chief Executive Officer (Principal Executive               March 24, 2000
---------------------------------------    Officer) and Director
         Michael Pearce

     /s/ Robert L. Hart                    Chief Financial Officer (Principal Financial               March 24, 2000
----------------------------------------   Officer and Principal Accounting Officer)
         Robert L. Hart

     /s/ Jacob Agam                        Chairman of the Board                                      March 24, 2000
----------------------------------------
         Jacob Agam

     /s/ W. Joseph McClelland              Director                                                   March 24, 2000
-------------------------------------------
         W. Joseph McClelland

     /s/ Marc S. Goldfarb                  Director                                                   March 24, 2000
-------------------------------------------
         Marc S. Goldfarb

     /s/ J.W. Stealey                      Director                                                   March 24, 2000
-------------------------------------------
         J.W. Stealey