Form 10QSB
period 2000-03-31
IENTERTAINMENT NETWORK INC
filed 2000-05-10
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number 0-29750

                          IENTERTAINMENT NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

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

Yes | X |                    No |   |

As of May 10, 2000 (the most recent practicable date), there were 15,048,430 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |   |                    No | X |

                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB Quarterly Report

                                      INDEX




PART I        FINANCIAL INFORMATION                                PAGE
Item 1        Financial Statements                                    3

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11

PART II       OTHER INFORMATION                                      15

Item 1        Legal Proceedings                                      15

Item 2        Changes in Securities and Use of Proceeds              15

Item 3        Defaults Upon Senior Securities                        16

Item 4        Submission of Matters to a Vote of Security Holders    16

Item 5        Other Information                                      16

Item 6        Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                           16

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS



                          IENTERTAINMENT NETWORK, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                     MARCH 31       DECEMBER 31
                                                      2000             1999
                                                   (UNAUDITED)       (AUDITED)
                                                 ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                        $ 1,921          $ 3,092
   Trade receivables, net of allowances of
   $ 34  and $ 241, respectively                        907              421
   Software development costs, net                       92               92
   Prepaid expenses and other                           180              138
                                                 ------------------------------
Total current assets                                  3,100            3,743

Property and equipment, net                             800              714

Noncurrent assets:
   Royalties receivable                                  -                80
   Goodwill, net                                      2,929            3,329
   Other                                                 -                10
                                                 ------------------------------
Total noncurrent assets                               2,929            3,419
                                                 ------------------------------

Total assets                                         $6,829           $7,876
                                                 ==============================

                          IENTERTAINMENT NETWORK, Inc.

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                       March 31      DECEMBER 31
                                                         2000           1999
                                                      (UNAUDITED)     (AUDITED)
                                                     ---------------------------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses              $    1,559     $    2,258
   Royalties and commissions payable                          73            120
   Current portion of capital lease obligations               68             55
                                                      -------------------------
Total current liabilities                                  1,700          2,433

Capital lease obligations, less current portion               48             29

Series D Redeemable Convertible Preferred Stock,
 $.10 par value; liquidation and stated value of
 $1,000 per share, plus accumulated accretion;
 4,911 shares authorized, issued and outstanding
 at December 31, 1999 (Note 4)                                 -          4,951

Stockholders' equity:
Series D Convertible Preferred Stock plus
 accumulated accretion, $.10 par value;
 liquidation and stated value of $1,000 per share,
 4,911 shares authorized, issued and outstanding
 at March 31, 2000 (Note 4)                                5,025              -
Common stock, $.10 par value; 50,000,000 shares
 authorized; 15,046,680 and 14,722,203 shares
 issued and outstanding at March 31, 2000 and
 December 31, 1999, respectively                           1,505          1,472

Additional paid-in capital                                37,278         36,672
Accumulated deficit                                      (38,649)       (37,565)
Accumulated other comprehensive loss                        ( 78)          (116)
                                                      -------------------------
Total stockholders' equity                                 5,081            463
                                                      -------------------------
Total liabilities, redeemable preferred stock and
 stockholders' equity                                 $    6,829     $    7,876
                                                      =========================

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)



                                                      THREE MONTHS ENDED
                                                            March 31
                                                      2000           1999
                                                 ----------------------------
NET REVENUES:

   CD-ROM PRODUCT SALES                          $         10     $       561
   PAY FOR PLAY                                           423             467
   ROYALTIES AND LICENSES                                  61               7
   ADVERTISING AND CONTRACT REVENUE                     1,061              74
                                                 ----------------------------
TOTAL NET REVENUES                                      1,555           1,109
COST OF REVENUES:
   COST OF PRODUCTS AND SERVICES                           18             416
   ROYALTIES AND AMORTIZED SOFTWARE COSTS                 253              89
                                                 ----------------------------
TOTAL COST OF REVENUES                                    271             505
                                                 ----------------------------
GROSS  PROFIT                                           1,284             604

OPERATING EXPENSES:
   SALES AND MARKETING                                    743           1,469
   PRODUCT DEVELOPMENT                                    575           1,845
   GENERAL AND ADMINISTRATIVE                             616             852
   GOODWILL AMORTIZATION                                  400             191
                                                 ----------------------------
TOTAL OPERATING EXPENSES                                2,334           4,357
                                                 ----------------------------
OPERATING LOSS                                         (1,050)         (3,753)

OTHER (INCOME) EXPENSE:
   NET INTEREST EXPENSE - THIRD PARTIES                     5           2,345
   INTEREST EXPENSE - RELATED PARTIES                       -              18
   OTHER                                                  (51)            (53)
                                                 ----------------------------
TOTAL OTHER (INCOME) EXPENSE                              (46)          2,310
                                                 ----------------------------
LOSS BEFORE INCOME TAXES                               (1,004)         (6,063)
INCOME TAX EXPENSE                                          6              35
                                                 ----------------------------
NET LOSS                                               (1,010)         (6,098)

ACCRETION OF SERIES D PREFERRED STOCK                     (74)              -
                                                 ----------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $     (1,084)   $     (6,098)
                                                 ============================
BASIC AND DILUTED LOSS PER SHARE:
 NET LOSS PER SHARE                              $      (0.07)   $      (0.59)
                                                 ============================
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
    AND DILUTED LOSS PER SHARE                     14,936,800      10,316,300
                                                 ============================

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                       2000                1999
                                                                                ----------------------------------
OPERATING ACTIVITIES

Net loss                                                                          $    ( 1,010)      $    (6,098)
Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of warrants                                                                    -                 76
     Depreciation and amortization                                                         473                317
     Issuance of common stock for services                                                  35                  -

     Non-cash compensation expense                                                          10                  -
     Amortization of capitalized software development costs                                  -                212
     Noncash interest expense                                                                -              2,194
     Write-off of capitalized software development costs                                     -                393
     Changes in operating assets and liabilities:
       Trade and royalties receivable                                                     (406)               767
       Inventories                                                                           -                 58
       Prepaid expenses and other                                                           17              (272)
       Accounts payable and accrued expenses                                              (337)              (650)
       Royalties and commissions payable                                                   (47)              (280)
       Accrued interest payable to related parties                                           -                 28
                                                                                ----------------------------------
Net cash used in operating activities                                                   (1,265)            (3,255)

INVESTING ACTIVITIES
Acquisition of MPG-Net                                                                       -                 18
Purchase of property and equipment                                                        (112)               (36)
Increase in notes receivable                                                                 -               (200)
Software development costs                                                                   -                (37)
                                                                                ----------------------------------
Net cash used in investing activities                                                     (112)              (255)

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock                                       233                207
Stock registration costs                                                                   (50)                 -
Net repayments on lines-of-credit                                                            -                (25)
Payments on capital lease obligations                                                      (15)                (6)
Proceeds from issuance of convertible debentures                                             -              3,660
                                                                                ----------------------------------
Net cash provided by financing activities                                                  168              3,836
Effect of currency exchange rate changes on cash and cash equivalents                       38                (14)
                                                                                ----------------------------------
Net (decrease) increase in cash and cash equivalents                                    (1,171)               312
Cash and cash equivalents at beginning of period                                         3,092              2,943
                                                                                ----------------------------------
Cash and cash equivalents at end of period                                          $    1,921         $    3,255
                                                                                ----------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with development agreement                   $       49         $        -
                                                                                ==================================
Issuance of common stock in connection with acquisition of MPG-Net                  $        -         $    3,891
                                                                                ==================================
Issuance of common stock in settlement of contractual liabilities                   $      300         $      288
                                                                                ----------------------------------
Issuance of common stock in connection with employee severance                      $       62         $        -
                                                                                ----------------------------------
Fixed assets acquired under capital lease                                           $       47         $        -
                                                                                ==================================
Contingently issuable warrants provided to holder of convertible debenture          $        -         $    1,067
                                                                                ----------------------------------
Issuance of warrants to broker in connection with convertible debentures            $        -         $      390
                                                                                ==================================

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                   Notes to Consolidated Financial Statements

        (INFORMATION AS OF March 31, 2000 AND FOR THE THREE MONTHS ENDED
                      March 31, 2000 AND 1999 IS UNAUDITED)



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of iEntertainment Network, Inc. (the "Company"), a North Carolina corporation, and its wholly owned subsidiaries, iMagicOnline Corporation, iEntertainment Network Ltd. and iEntertainment Network GmbH. All significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the iEntertainment Network, Inc. consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


REVENUE RECOGNITION

Revenue from pay for play online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

                          IENTERTAINMENT NETWORK, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company's 1999 quarterly reporting on Form 10-QSB reported advertising revenues gross with related fees reported as selling and marketing expenses. Based on the criteria of SAB No. 101, the Company has retroactively reclassified its 1999 quarterly reporting to present its advertising revenues net of these sales and marketing expenses. The total amount reclassified for the three months ended March 31, 1999 was $53,000.

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

                          IENTERTAINMENT NETWORK, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

The following chart details the Company's comprehensive loss for the periods presented:

                                            THREE MONTHS ENDED MARCH 31
                                                2000          1999
                                             ----------    ----------
  Net Loss                                    $(1,010)      $(6,098)
  Other comprehensive income(loss) - foreign
  currency translation adjustment                  38           (14)
                                             ----------    ----------
  Comprehensive loss                            $(972)     $ (6,112)
                                             ==========    ==========

2. DISPOSITION OF ASSETS

In connection with the disposition of its CD-ROM assets, the Company decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at March 31, 2000 and December 31, 1999 was $195,000 and $692,000 respectively and is reflected as accounts payable and accrued expenses in the consolidated balance sheet. In the first quarter of 2000, the Company settled with its two largest distributors by paying $250,000 in cash and issuing common stock valued at $300,000.

3. BUSINESS COMBINATION

On February 12, 1999 the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. MPG-Net was primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million is being amortized on a straight-line basis over 3 years.

                          IENTERTAINMENT NETWORK, Inc.

4. STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of December 31, 1999 the Company had 4,911 shares of Series D redeemable convertible preferred stock outstanding. These shares were redeemable at the option of the holder until a registration statement, registering the underlying common stock necessary to effect a conversion of the Series D preferred stock, became effective. A registration statement was filed and became effective in March 2000 which removed the redemption feature that was outside the control of the Company. Accordingly the Company classified the Series D preferred stock as permanent equity during the first quarter of 2000.

The Series D preferred stock holders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock an a charge to accumulated deficit. For the three months ended March 30, 2000, the recorded accretion was $74,000 and accumulated accretion was $114,000.

5. STOCK OPTIONS, STOCK PLANS AND WARRANTS


The following table summarizes the activity under the Company's Stock Option Plans for the three months ended March 31, 2000:

                                   OPTIONS       WEIGHTED-AVERAGE EXERCISE PRICE
                                 OUTSTANDING               PER SHARE
                              ------------------------------------------------
Balances at December 31, 1999     3,755,794                  1.95
   Options granted                  273,206                  2.98
   Options exercised               (247,057)                 1.54
   Options canceled                 (84,637)                 3.86
                              ------------------------------------------------
Balances at March 31, 2000        3,697,306                 $2.01
                              ================================================

At March 31, 2000 the Company had 2,147,491 options exercisable at exercise prices ranging from $1.00 - $6.00 per share.


At March 31, 2000 and December 31, 1999, the Company had 1,185,903 warrants outstanding, all of which were exercisable at prices ranging from $1.00 to $9.60 per share.

                          IENTERTAINMENT NETWORK, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

OVERVIEW

During 1999, the Company implemented its revised business strategy focusing future efforts solely on the Internet. As part of its plan, on June 30, 1999 the Company received $2,500,000 from Ubi Soft Entertainment S.A. for the sale of the rights the Company had for the development of certain CD-ROM games. The sale of the development rights marked the Company's exit from the CD-ROM business. The Company retained the online rights for these games. During the fourth quarter of 1999, management of the Company began the process of closing its European operations which historically had supported its CD-ROM business. The three month financial statement comparisons are therefore heavily impacted by the disposition of the CD-ROM business.

NET REVENUES

Net revenues increased by 40% to $ 1.6 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999.

The following table summarizes the changes in the components of revenue from 1999 to 2000:

                                                   Three Months ended March 31
                                                             ($000)
                                                 ------------------------------

Revenue for the period in 1999                              $ 1,109

Increase / (Decrease) in CD-ROM revenue                        (551)
Increase / (Decrease) in Pay for Play Revenue                  ( 44)
Increase / (Decrease) in Royalty & Licensing                     54
Increase / (Decrease) in Advertising                            987
                                                            -------
Revenue for the period in 2000                              $ 1,555

The Company expects that, under its Internet only strategy, future revenues will be derived primarily from advertising supported games and its pay for play premium games.


COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the first quarter of 2000 decreased to $0.3 million from $.5 million in the same period of 1999. The decrease was due to the Company's exit from the CD-ROM business.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Operating expenses decreased $2.0 million or 46% from the first quarter of 1999 to the same period in 2000. The following is a summary of major variances:

                                                  Three Months ended March 31
                                                             ($000)
                                                  -----------------------------

Operating Expenses for the period in 1999                   $   4,357

Increase/ (Decrease) in Sales and Marketing                      (726)
Increase/ (Decrease) in Product Development                    (1,270)
Increase/ (Decrease) in General and Administrative               (236)
Increase/ (Decrease) in Goodwill Amortization                     209
                                                  -----------------------------
Operating Expenses for the period in 2000                   $   2,334

SALES AND MARKETING

Sales and marketing expenses declined significantly from the prior quarter due to the exit from the CD-ROM business which resulted in a substantial reduction in advertising expense and personnel costs.

PRODUCT DEVELOPMENT

Product development expenses, especially staffing expenses, decreased in the quarter primarily due to the exit from the CD-ROM business. The first quarter of 1999 included a one-time charge for the write-off of unamortized development costs associated with the exit from the CD-ROM business of $.6 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased in the quarter primarily due to the consolidation of our Florida and Texas operations to North Carolina and the accompanying reduction in employee expenses.

GOODWILL AMORTIZATION

Goodwill from the MPG-Net acquisition, acquired in mid first quarter 1999, is being amortized to expense over 36 months.

OTHER EXPENSE

Other income decreased $2.3 million in the 2000 quarter as compared to 1999. The higher expense levels in the first quarter of 1999 were due to the interest expense relating to the recognition of the beneficial conversion feature of the $4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999; as well as the interest expense on these debentures.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
The Company recorded $6,000 in income tax expense for the first quarter of 2000 compared to $35,000 for the same period in 1999. The entire tax expense in each period is attributable to earnings in Europe.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through cash generated from operations, borrowings, the private sale of equity securities, and its initial public offering.

As of March 31, 2000, the Company had cash and cash equivalents of $1.9 million. The following is a condensed table of cash and cash equivalents on hand and major cash flow items:

                                                                         ($000)
                                                                         ------

Cash and cash equivalents on hand, December 31, 1999                    $ 3,092

Net loss                                                                 (1,010)
Add: non-cash charges and expenses                                          518
Changes in working capital                                                 (773)
                                                                        -------
              Net Cash Used in Operations                                (1,265)

Net investing and financing activities                                       56
Effect of exchange rates on cash and cash equivalents                        38
                                                                        -------
Net change in cash and cash equivalents                                  (1,171)
                                                                        -------
Cash and cash equivalents on hand, March 31, 2000                       $ 1,921
                                                                        =======
 The Company used $2.0 million less net cash in operating activities during the first three months of 2000 compared with the same period in 1999. This decrease was primarily due to exiting the CD-ROM business and increasing the focus on a pure Internet strategy during 2000, resulting in reduced cash operating requirements.

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

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company believes that it has sufficient cash resources to fund the Company's operations through at least the next twelve months. The Company does not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient additional financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders.

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

 The Company believes that it is currently Year 2000 compliant. All of the Company's products and operating systems have continued to function beyond January 1, 2000 without any business interruption. As the Year 2000 progresses, however, the Company may experience problems associated with the Year 2000

                           IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE (CONTINUED)
that have not yet been discovered. There can be no assurances that the Company's internal systems and products or those of third parties on which the Company relies will not suffer disruptions relating to Year 2000 issues. The failure to achieve Year 2000 compliance or to have appropriate contingency plans in place to deal with any noncompliance could result in significant disruption of the Company's operations and could have a material adverse effect on the Company's financial condition and results of operations.

Based on the assessments described above, the Company estimates that it expended less than $25,000 to achieve Year 2000 compliance.

EURO CONVERSION

On January 1, 1999, the European Community began denominating significant financial transactions in a new monetary unit, the Euro. The Euro is intended to replace the traditional currencies of the individual EU member countries. During the fourth quarter of 1999 the Company decided to close its European operations and therefore is not converting internal financial systems to the Euro as a functional currency during this closure period.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2000 through March 31, 2000 the Company issued warrants to purchase 52,500 shares to members of the Board of Directors in recompense for services at exercise prices ranging from market value to 79% of the market value on the date of issuance; (2) granted options to purchase 178,500 shares to 16 employees priced at market value on the date of issuance; (3) issued 42,206 shares of Common Stock to contractors for services priced at the average market price over a range of days specified under contract; (4) issued 77,420 shares of Common Stock, priced at market value on the date of contract execution, to a vendor in satisfaction of outstanding liabilities.

All the foregoing transactions were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D of the Securities and Exchange Commission.

                           IENTERTAINMENT NETWORK, Inc

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

RISK FACTORS

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to capital needs and ability to raise capital. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Our forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

You should carefully consider the risks described in the Company's 10-KSB, together with all of the other information included in this Form 10-QSB, before making an investment decision. The risks and uncertainties described are not the only ones we face. If any of these risks actually occur, it is likely that our business, financial conditions or operating results would be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.01    Financial Data Schedule

(B)   REPORTS ON FORM 8-K

Since the filing of the Company's 1999 Annual Form 10-KSB, the Company filed current reports on Form 8-K in conjunction with the following events:

         None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 IENTERTAINMENT NETWORK, INC.

                             By: /s/ Michael C. Pearce
                             -------------------------
                             Michael C. Pearce
                             Chief Executive Officer

                             By: /s/ Robert L. Hart
                             -------------------------
                             Robert L. Hart
                             Chief Financial Officer