Form 10QSB
period 2000-06-30
IENTERTAINMENT NETWORK INC
filed 2000-08-08
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

Yes [X]                    No [ ]

As of August 4, 2000 (the most recent practicable date), there were 15,742,368 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [ ]                    No [X]

                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB Quarterly Report

                                      INDEX




PART I             FINANCIAL INFORMATION                                 PAGE
Item 1             Financial Statements                                    3

Item 2             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          11

PART II            OTHER INFORMATION                                      15

Item 1             Legal Proceedings                                      15

Item 2             Changes in Securities and Use of Proceeds              15

Item 3             Defaults Upon Senior Securities                        16

Item 4             Submission of Matters to a Vote of Security Holders    16

Item 5             Other Information                                      16

Item 6             Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                                17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IENTERTAINMENT NETWORK, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                JUNE 30      DECEMBER 31
                                                                                 2000            1999
                                                                              (UNAUDITED)
                                                                             -------------- ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 1,198        $ 3,092
   Trade receivables, net of allowances of $ 0 and $ 241, respectively            1,747            421
   Software development costs, net                                                  369             92
   Prepaid expenses and other                                                       214            138
                                                                             -------------- ---------------

Total current assets                                                              3,528          3,743

Property and equipment, net                                                         819            714

Noncurrent assets:
   Royalties receivable                                                              48             80
   Goodwill, net                                                                  2,528          3,329
   Other                                                                              -             10
                                                                             -------------- ---------------

Total noncurrent assets                                                           2,576          3,419
                                                                             -------------- ---------------

Total assets                                                                    $ 6,923        $ 7,876
                                                                             ============== ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $ 1,376        $ 2,258
   Royalties and commissions payable                                                 72            120
   Current portion of capital lease obligations                                      47             55
                                                                             -------------- ---------------

Total current liabilities                                                         1,495          2,433

Capital lease obligations, less current portion                                      49             29


Series D Redeemable Convertible Preferred Stock, $.10 par value; liquidation and stated value of $1,000 per share, plus accumulated accretion; 4,911 shares authorized, issued and outstanding at December
   31, 1999 (Note 4)                                                                  -          4,951

Stockholders' equity:
Series D Convertible Preferred Stock $.10 par value; liquidation and stated
   value of $1,000 per share, plus accumulated accretion, 4,911
   shares authorized, issued and outstanding at June 30, 2000 (Note 4)            5,098              -
Common stock, $.10 par value; 50,000,000 shares authorized; 15,725,378 and
   14,722,203 shares issued and outstanding at June 30, 2000 and December
   31, 1999, respectively                                                         1,573          1,472
Additional paid-in
capital                                                                          37,954         36,672
Accumulated deficit                                                             (39,174)       (37,565)
Accumulated other comprehensive loss                                                (72)          (116)
                                                                             -------------- ---------------

Total stockholders' equity                                                        5,379            463
                                                                             -------------- ---------------

Total liabilities, redeemable preferred stock and stockholders' equity          $ 6,923        $ 7,876
                                                                             ============== ===============


SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30       JUNE 30       JUNE 30        JUNE 30
                                                               2000          1999          2000           1999
                                                      -------------- ------------- ------------- --------------
NET REVENUES:
  CD-ROM PRODUCT SALES                                        $ -           $ -             10          $ 561
  PAY FOR PLAY                                                 393           498           816            965
  ROYALTIES AND LICENSES                                        55           -             116              7
  ADVERTISING AND CONTRACT REVENUE                           1,557           275         2,618            349
                                                      -------------- ------------- ------------- --------------
TOTAL NET REVENUES                                           2,005           773         3,560          1,882
COST OF REVENUES:
  COST OF PRODUCTS AND SERVICES                                 30         1,934            48          2,350
  ROYALTIES AND AMORTIZED SOFTWARE COSTS                        71           222           324            311
                                                      -------------- ------------- ------------- --------------
TOTAL COST OF REVENUES                                         101         2,156           372          2,661
                                                      -------------- ------------- ------------- --------------
GROSS PROFIT (LOSS)                                          1,904        (1,383)        3,188           (779)

OPERATING EXPENSES:
   SALES AND MARKETING                                       1,167         1,365         1,910          2,834
   PRODUCT DEVELOPMENT                                         370         1,348           945          3,193
   GENERAL AND ADMINISTRATIVE                                  416         1,270         1,032          2,122
   GOODWILL AMORTIZATION                                       401           365           801            556
                                                      -------------- ------------- ------------- --------------
TOTAL OPERATING EXPENSES                                     2,354         4,348         4,688          8,705
                                                      -------------- ------------- ------------- --------------
OPERATING LOSS                                                (450)       (5,731)       (1,500)        (9,484)

OTHER (INCOME) EXPENSE:
   INTEREST EXPENSE-THIRD PARTIES                                2           228             5          2,573
   INTEREST EXPENSE-RELATED PARTIES                              -            20             -             38
   OTHER                                                       (11)         (869)          (58)          (922)
                                                      -------------- ------------- ------------- --------------
TOTAL OTHER (INCOME) EXPENSE                                    (9)         (621)          (53)         1,689
                                                      -------------- ------------- ------------- --------------
LOSS BEFORE INCOME TAXES                                      (441)       (5,110)       (1,447)       (11,173)
INCOME TAX EXPENSE                                               9             7            15             42
                                                      -------------- ------------- ------------- --------------
NET LOSS                                                      (450)       (5,117)       (1,462)       (11,215)
ACCRETION OF SERIES D PREFERRED STOCK                          (73)            -          (147)          -
                                                      -------------- ------------- ------------- --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $ (523)     $ (5,117)     $ (1,609)     $ (11,215)
                                                      ============== ============= ============= ==============

BASIC AND DILUTED LOSS PER SHARE:
 NET LOSS PER SHARE                                        $ (0.03)      $ (0.48)      $ (0.11)       $ (1.07)
                                                      ============== ============= ============= ==============

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER SHARE                                   15,079,317    10,684,509    15,008,061     10,501,317
                                                      ============== ============= ============= ==============



SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                        2000         1999
                                                                                  ------------- -------------
OPERATING ACTIVITIES
Net loss                                                                             $ (1,462)    $ (11,215)
Adjustments to reconcile net loss to net cash used in operating activities:
   Issuance of warrants                                                                     -            76
   Depreciation and amortization                                                          963           839
   Gain on the sale of advance royalties                                                    -          (855)
   Issuance of common stock for services                                                   69             -
   Non-cash compensation expense                                                           78             -
   Amortization of capitalized software development costs                                   -           329
   Noncash interest expense                                                                 -         2,386
   Write-off of capitalized software development costs                                      -           620
   Changes in operating assets and liabilities:
     Trade and royalties receivable                                                  $ (1,294)        2,430
     Inventories                                                                            -           666
     Prepaid expenses and other                                                           (17)          (47)
     Accounts payable and accrued expenses                                               (458)          (35)
     Royalties and commissions payable                                                    (48)         (411)
     Accrued interest payable to related parties                                            -            47
                                                                                  ------------- -------------

Net cash used in operating activities                                                  (2,169)       (5,170)

INVESTING ACTIVITIES
Acquisition of MPG-Net                                                                      -           (15)
Proceeds from the sale of advance royalties                                                 -         2,315
Purchase of property and equipment                                                       (220)          (37)
Increase in notes receivable                                                                -          (200)
Software development costs                                                               (277)          (37)
                                                                                  ------------- -------------

Net cash (used in)/ provided by investing activities                                     (497)        2,026

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock                                      836           220
Stock registration costs                                                                  (73)            -
Net borrowings on lines-of-credit                                                           -           (25)
Payments on capital lease obligations                                                     (35)          (17)
Proceeds from issuance of convertible debentures                                            -         3,660
                                                                                  ------------- -------------

Net cash provided by financing activities                                                 728         3,838

Effect of currency exchange rate changes on cash and cash equivalents                      44            43
                                                                                  ------------- -------------

Net (decrease) increase in cash and cash equivalents                                   (1,894)          737
Cash and cash equivalents at beginning of period                                        3,092         2,943
                                                                                  ------------- -------------

Cash and cash equivalents at end of period                                            $ 1,198       $ 3,680
                                                                                  ============= =============

NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in connection with development agreement                        $ 49           $ -

Issuance of common stock in connection with acquisition of MPG-Net                          -         3,891

Issuance of common stock in settlement of contractual liabilities                         300             -

Issuance of common stock in connection with employee severance                            124             -

Fixed assets acquired under capital lease                                                  47             -

Contingently issuable warrants provided to holder of convertible debenture                  -         1,067

Issuance of warrants to broker in connection with convertible debentures                    -           390

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                   Notes to Consolidated Financial Statements

     (INFORMATION AS OF June 30, 2000 AND FOR THE SIX AND THREE MONTHS ENDED
                      June 30, 2000 AND 1999 IS UNAUDITED)



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

REVENUE RECOGNITION

Revenue from pay for play online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company recorded barter revenue and expense under the criteria established by EITF 99-17 "Accounting for Advertising Barter Transactions" of $61,000 and $66,000 for the three and six months ended June 30, 2000, respectively, and $0 for the three and six months ended June 30, 1999. Barter expense is treated as a Sales & Marketing expense. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

                          IENTERTAINMENT NETWORK, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company's 1999 quarterly reporting on Form 10-QSB reported advertising revenues gross with related fees reported as selling and marketing expenses. Based on the criteria of SAB No. 101, the Company has retroactively reclassified its 1999 quarterly reporting to present its advertising revenues net of these sales and marketing expenses. The total amount reclassified for the three and six months ended June 30, 1999 was $204,000 and $257,000, respectively.

Revenue from CD-ROM product sales was recognized at the time of product shipment. Revenue from royalties and licenses is recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue is recognized upon delivery of the product master or the first copy provided collectibility is probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepted product returns and provides price protection on certain unsold merchandise. Revenue from CD-ROM product sales was recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves were based upon management's evaluation of historical experience, current industry trends and estimated costs.

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

COMPREHENSIVE LOSS

The following chart details the Company's comprehensive loss for the periods presented:


                                                   THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                         2000           1999          2000          1999
                                                   ------------- -------------- ------------- -------------
  Net Loss                                              $ (450)      $ (5,117)      $(1,462)     $(11,215)
  Other comprehensive income - foreign currency
    translation adjustment                                   6             57            44            43
                                                   ------------- -------------- ------------- -------------
  Comprehensive loss                                    $ (444)      $ (5,060)      $(1,418)    $ (11,172)
                                                   ============= ============== ============= =============


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

Information related to net capitalized software development costs is as follows (IN THOUSANDS):

                                                                JUNE 30          DECEMBER 31
                                                                 2000                1999
                                                           ------------------ -------------------
Balance at beginning of period                                          $ 92              $ 912
   Capitalized                                                           277                128
   Amortized                                                               -               (948)
                                                           ------------------ -------------------
Balance at end of period                                                $369               $ 92
                                                           ================== ===================


                          IENTERTAINMENT NETWORK, Inc.

             Notes to Consolidated Financial Statements (continued)



2. DISPOSITION OF ASSETS

In connection with the disposition of its CD-ROM assets, the Company decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at June 30, 2000 and December 31, 1999 was $195,000 and $692,000 respectively and is reflected as accounts payable and accrued expenses in the consolidated balance sheets.

3. BUSINESS COMBINATION

On February 12, 1999, the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. MPG-Net was primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million is being amortized on a straight-line basis over 3 years.

4. STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 30, 2000 the Company issued 600,000 of its common stock for cash totaling $600,000.

As of December 31, 1999, the Company had 4,911 shares of Series D redeemable convertible preferred stock outstanding. These shares were redeemable at the option of the holder until a registration statement registering the underlying common stock necessary to effect a conversion of the Series D preferred stock, became effective. A registration statement was filed and became effective in March 2000 which removed the redemption feature that was outside the control of the Company. Accordingly, the Company classified the Series D preferred stock as permanent equity during the first quarter of 2000.

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the three and six months ended June 30, 2000, the recorded accretion was $74,000 and $147,000. Accumulated accretion at June 30, 2000, and December 31, 1999 was $188,000 and $40,000, respectively.

                          IENTERTAINMENT NETWORK, Inc.

5. STOCK OPTIONS, STOCK PLANS AND WARRANTS


The following table summarizes the activity under the Company's Stock Option Plans for the six months ended June 30, 2000:

                                                     OPTIONS      WEIGHTED-AVERAGE EXERCISE PRICE
                                                   OUTSTANDING               PER SHARE
                                              -------------------------------------------------------
    Balances at December 31, 1999                    3,755,794                  1.95
       Options granted                                 495,154                  2.26
       Options exercised                              (325,755)                 1.47
       Options canceled                               (269,475)                 3.20
                                              -------------------------------------------------------
    Balances at June 30, 2000                        3,655,718                 $1.94
                                              =======================================================

At June 30, 2000, the Company had 2,099,402 options exercisable at exercise prices ranging from $1.00 - $6.00 per share.


At June 30, 2000 and December 31, 1999, the Company had 1,185,903 warrants outstanding, all of which were exercisable at prices ranging from $1.00 to $9.60 per share.

                          IENTERTAINMENT NETWORK, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

OVERVIEW

During 1999, the Company implemented its revised business strategy focusing future efforts solely on the Internet. As part of its plan, on June 30, 1999, the Company received $2,500,000 from Ubi Soft Entertainment S.A. for the sale of the rights the Company had for the development of certain CD-ROM games. The sale of the development rights marked the Company's exit from the CD-ROM business. The Company retained the online rights for these games. During the fourth quarter of 1999, management of the Company began the process of closing its European operations which historically had supported its CD-ROM business. The three and six month financial statement comparisons are therefore heavily impacted by the disposition of the CD-ROM business.

NET REVENUES

Net revenues increased by 159% to $ 2.0 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999. Net revenues increased by 89% to $ 3.6 million for the six months ended June 30, 2000 from $1.9 million for the six months ended June 30, 1999.

The following table summarizes the changes in the components of revenue from 1999 to 2000:


                                                         Three Months        Six Months
                                                        ended June 30       ended June 30
                                                            ($000)             ($000)

       Revenue for the period in 1999                       $ 773            $ 1,882

       Increase / (Decrease) in CD-ROM revenue                  -               (554)
       Increase / (Decrease) in Pay for Play                 (105)              (149)
       Revenue
       Increase / (Decrease) in Royalty & Licensing            55                109
       Increase / (Decrease) in Advertising                 1,282              2,269
                                                     ------------------- ------------------
       Revenue for the period in 2000                     $ 2,005            $ 3,557
                                                     =================== ==================


The Company expects that, under its Internet only strategy, future revenues will be derived primarily from advertising supported games and its pay for play premium games.


COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the three and six month periods ending June 30, 2000 decreased to $0.1 million and $0.4 million from $2.2 million and $2.7 million in the same periods of 1999. The decreases were due primarily to the Company's exit from the CD-ROM business.

                          IENTERTAINMENT NETWORK, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
Operating expenses decreased by 46% to $ 2.4 million for the three months ended June 30, 2000 from $4.3 million for the three months ended June 30, 1999. Operating expenses decreased by 46% to $ 4.7 million for the six months ended June 30, 2000 from $8.7 million for the six months ended June 30, 1999.

The following table summarizes the changes in the components of operating expenses from 1999 to 2000:

                                                               Three Months         Six Months
                                                               ended June 30      ended June 30
                                                                  ($000)              ($000)

       Operating Expenses for the period in 1999                $ 4,348             $ 8,705

       Increase/ (Decrease) in Sales and Marketing                 (198)               (924)
       Increase/ (Decrease) in Product Development                 (978)             (2,248)
       Increase/ (Decrease) in General and Administrative          (854)             (1,090)
       Increase/ (Decrease) in Goodwill Amortization                 36                 245
                                                            ------------------ -------------------
       Operating Expenses for the period in 2000                $ 2,354             $ 4,688
                                                            ================== ===================


SALES AND MARKETING

Sales and marketing expenses declined in both the three and six month periods ending June 30, 2000 from the prior year's comparable periods due primarily to the Company's exit from the CD-ROM business. The elimination of CD-ROM product advertising expense and the reduction in personnel costs, offset increased customer incentive and partner promotion expenses relating to our online business.

PRODUCT DEVELOPMENT

Product development expenses, especially staffing expenses, decreased in the three and six month periods ending June 30, 2000 from the prior year's comparable periods primarily due to the exit from the CD-ROM business. The decreased expenses in the second quarter also included $0.3 million of capitalized software development costs. The first six months of 1999 included one-time charges for the write-off of costs associated with the exit from the CD-ROM business including unamortized development costs of $0.6 million and advance royalties on unreleased product of $0.5 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased in the three and six month periods ending June 30, 2000 from the prior year's comparable periods primarily due to the consolidation of our worldwide operations to North Carolina. The Company recognized significant reductions in facilities, employee and professional expenses. The second quarter of 1999 also included a charge of $0.3 million from our European operations associated with the exit from the CD-ROM business

                          IENTERTAINMENT NETWORK, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AMORTIZATION

Goodwill from the MPG-Net acquisition, acquired in mid first quarter 1999, is being amortized to expense over 36 months. Goodwill from the Gamers Net acquisition, acquired in third quarter 1999, is being amortized to expense over 24 months.

OTHER (INCOME) EXPENSE

The change in other (income) expense in the three and six month periods ending June 30, 2000 from the prior year's comparable periods is due primarily to: 1) the inclusion in the first quarter of 1999 of the interest expense relating to the recognition of the beneficial conversion feature of the $4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999; as well as the interest expense on these debentures and 2) the inclusion in the second quarter of 1999 of a $0.9 million gain related to the exit from the CD-ROM business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and, to date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through cash generated from operations, borrowings, the private sale of equity securities, and its initial public offering.

As of June 30, 2000, the Company had cash and cash equivalents of $1.2 million. The following is a condensed table of cash and cash equivalents on hand and major cash flow items:

                                                                           ($000)
                                                                         ---------

Cash and cash equivalents on hand, December 31, 1999                    $  3,092

Net loss                                                                  (1,462)
Add: non-cash charges and expenses                                         1,110
Changes in working capital                                                (1,818)
                                                                         ---------
              Net Cash Used in Operations                                 (2,169)

Net investing and financing activities                                       231
Effect of exchange rates on cash and cash equivalents                         44
                                                                         ---------
Net change in cash and cash equivalents                                   (1,894)
                                                                         ---------
Cash and cash equivalents on hand, June 30, 2000                       $   1,198
                                                                         =========


On June 30, 2000, the Company sold 600,000 shares of common stock to Vertical Financial Holdings in a private placement for $600,000. Vertical Financial Holdings purchased these securities for investment purposes.

                          IENTERTAINMENT NETWORK, Inc.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company used $3.0 million less net cash in operating activities during the first six months of 2000 compared with the same period in 1999. This decrease was primarily due to exiting the CD-ROM business and increasing the focus on a pure Internet strategy during 2000, resulting in reduced cash operating requirements.

The Company's success is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management expects the disposition of its CD-ROM operations has and will continue to reduce its operating losses and expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

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

                          IENTERTAINMENT NETWORK, Inc.






PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2000 through June 30, 2000 the Company (1) issued warrants to purchase 52,500 shares of Common Stock to members of the Board of Directors in recompense for services at exercise prices ranging from market value to 79% of the market value on the date of issuance; (2) granted options to purchase 323,500 shares of Common Stock to 26 employees priced at market value on the date of issuance; (3) issued 119,154 shares of Common Stock to contractors for services priced at the average market price over a range of days specified under contract; (4) issued 77,420 shares of Common Stock, priced at market value on the date of contract execution, to a vendor in satisfaction of outstanding liabilities; (5) issued 600,000 shares of Common Stock on June 30, 2000 for cash of $600,000 at 89% of the market value on the date of issuance to Vertical Financial Holdings. The Company used the proceeds of the sale for general working capital requirements.

Items (1) through (5) were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D of the Securities and Exchange Commission.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

Risk Factors

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to capital needs

                          IENTERTAINMENT NETWORK, Inc.





ITEM 5. OTHER INFORMATION (CONTINUED)

Risk Factors(Continued)


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

You should carefully consider the risks described in the Company's 10-KSB, together with all of the other information included in this Form 10-QSB, before making an investment decision. The risks and uncertainties described are not the only ones we face. If any of the these risks actually occur, it is likely that our business, financial condition or operating results would be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        27.01    Financial Data Schedule

(B)     REPORTS ON FORM 8-K

Since the filing of the Company's 2000 First Quarter, Form 10-QSB, the Company filed current reports on Form 8-K in conjunction with the following event:

A stock purchase agreement pursuant to which the Company sold 600,000 of shares of its Common Stock, par value $.10 per share (the "Common Stock"), to Vertical Financial Holdings (the "Investor"), for an aggregate purchase price of $600,000.

                          IENTERTAINMENT NETWORK, Inc.






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