Form 10QSB
period 2000-09-30
IENTERTAINMENT NETWORK INC
filed 2000-11-08
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes | X |                    No |   |

As of November 7, 2000, (the most recent practicable date), there were 15,786,405 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_|                    No | X |

                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB Quarterly Report

                                      INDEX




PART I          FINANCIAL INFORMATION                                PAGE
Item 1          Financial Statements                                    3

Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations          12

PART II         OTHER INFORMATION                                      16

Item 1          Legal Proceedings                                      16

Item 2          Changes in Securities and Use of Proceeds              16

Item 3          Defaults Upon Senior Securities                        17

Item 4          Submission of Matters to a Vote of Security Holders    17

Item 5          Other Information                                      17

Item 6          Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                             18

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                          IENTERTAINMENT NETWORK, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30    DECEMBER 31
                                                                                 2000            1999
                                                                              (UNAUDITED)
                                                                             -------------- ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   894        $ 3,092
   Trade receivables, net of allowances of $ 0 and $ 241, respectively            1,547            421
   Software development costs, net                                                  512             92
   Prepaid expenses and other                                                       226            138
                                                                             -------------- ---------------

Total current assets                                                              3,179          3,743

Property and equipment, net                                                         876            714

Noncurrent assets:
   Royalties receivable                                                               -             80
   Goodwill, net                                                                  2,128          3,329
   Other                                                                              -             10
                                                                             -------------- ---------------
Total noncurrent assets                                                           3,004          3,419
                                                                             -------------- ---------------
Total assets                                                                    $ 6,183        $ 7,876
                                                                             ============== ===============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $ 1,116        $ 2,258
   Royalties and commissions payable                                                 26            120
   Current portion of capital lease obligations                                      37             55
                                                                             -------------- ---------------
Total current liabilities                                                         1,179          2,433

Capital lease obligations, less current portion                                      43             29

Series D Redeemable Convertible Preferred Stock, $.10 par value; liquidation and stated value of $1,000 per share, plus accumulated accretion; 4,911
   shares authorized, issued and outstanding at December 31, 1999 (Note 4)            -          4,951

Stockholders' equity:
Series D Convertible Preferred Stock $.10 par value; liquidation and stated
   value of $1,000 per share, plus accumulated accretion, 4,911
   shares authorized, issued and outstanding at September 30, 2000 (Note 4)       5,173              -
Common stock, $.10 par value; 50,000,000 shares authorized; 15,786,405 and
   14,722,203 shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                                1,579          1,472
Additional paid-in capital                                                       38,092         36,672
Accumulated deficit                                                             (39,812)       (37,565)
Accumulated other comprehensive loss                                                (71)          (116)
                                                                             -------------- ---------------
Total stockholders' equity                                                        4,961            463
                                                                             -------------- ---------------
Total liabilities, redeemable preferred stock and stockholders' equity          $ 6,183        $ 7,876
                                                                             ============== ===============

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Operations
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30   SEPTEMBER 30
                                                            2000          1999          2000           1999
                                                      -------------- ------------- ------------- --------------
NET REVENUES:
  CD-ROM PRODUCT SALES                                  $       60    $      373    $       70     $      934
  PAY FOR PLAY                                                 346           464         1,162          1,429
  ROYALTIES AND LICENSES                                         4            12           120             19
  ADVERTISING AND CONTRACT REVENUE                           1,493           407         4,111            756
                                                      -------------- ------------- ------------- --------------
TOTAL NET REVENUES                                           1,903         1,256         5,463          3,138
COST OF REVENUES:
  COST OF PRODUCTS AND SERVICES                                 43           238            91          2,588
  ROYALTIES AND AMORTIZED SOFTWARE COSTS                        44            -            368            311
                                                      -------------- ------------- ------------- --------------
TOTAL COST OF REVENUES                                          87           238           459          2,899
                                                      -------------- ------------- ------------- --------------
GROSS PROFIT (LOSS)                                          1,816          1,018        5,004            239

OPERATING EXPENSES:
   SALES AND MARKETING                                       1,494           660         3,404          3,494
   PRODUCT DEVELOPMENT                                         363         1,000         1,308          4,193
   GENERAL AND ADMINISTRATIVE                                  398           521         1,430          2,643
   DEBT CONCESSIONS                                           (265)           -           (265)            -
   GOODWILL AMORTIZATION                                       400           376         1,201            932
                                                      -------------- ------------- ------------- --------------
TOTAL OPERATING EXPENSES                                     2,390         2,557         7,078         11,262
                                                      -------------- ------------- ------------- --------------
OPERATING LOSS                                                (574)       (1,539)       (2,074)       (11,023)

OTHER (INCOME) EXPENSE:
   INTEREST EXPENSE-THIRD PARTIES                               (8)        1,198           (3)          3,771
   INTEREST EXPENSE-RELATED PARTIES                             -             21            -              59
   OTHER                                                        (3)           16           (61)          (906)
                                                      -------------- ------------- ------------- --------------
TOTAL OTHER (INCOME) EXPENSE                                   (11)         1,235          (64)         2,924
                                                      -------------- ------------- ------------- --------------
LOSS BEFORE INCOME TAXES                                      (563)        (2,774)      (2,010)       (13,947)
INCOME TAX EXPENSE                                               1            10            16             52
                                                      -------------- ------------- ------------- --------------
NET LOSS                                                      (564)       (2,784)       (2,026)       (13,999)
ACCRETION OF SERIES D PREFERRED STOCK                          (74)           -           (221)            -
                                                      -------------- ------------- ------------- --------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS               $     (638)   $   (2,784)   $   (2,247)    $   (13,999)
                                                      ============== ============= ============= ==============
BASIC AND DILUTED LOSS PER SHARE:
 NET LOSS PER SHARE                                     $    (0.04)   $    (0.25)   $    (0.15)    $     (1.31)
                                                      ============== ============= ============= ==============

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER SHARE                                   15,747,188    11,013,733    15,256,235     10,674,069
                                                      ============== ============= ============= ==============

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                      2000          1999
                                                                                  ------------- -------------
OPERATING ACTIVITIES
Net loss                                                                             $ (2,026)   $ (13,999)
Adjustments to reconcile net loss to net cash used in operating activities:
   Issuance of warrants                                                                    -           172
   Depreciation and amortization                                                        1,440        1,116
   Gain on the sale of advance royalties                                                   -          (855)
   Issuance of common stock for services                                                  132           -
   Non-cash compensation expense                                                           79           -
   Amortization of capitalized software development costs                                  -           329
   Noncash interest expense                                                                -         2,775
   Write-off of capitalized software development costs                                     -           611
   Changes in operating assets and liabilities:
     Trade and royalties receivable                                                    (1,046)       2,402
     Inventories                                                                           -           831
     Prepaid expenses and other                                                           (29)         (84)
     Accounts payable and accrued expenses                                               (657)         251
     Royalties and commissions payable                                                    (94)        (529)
     Accrued interest payable to related parties                                           -            66
                                                                                  ------------- -------------
Net cash used in operating activities                                                  (2,201)      (6,914)

INVESTING ACTIVITIES
Acquisition of MPG-Net                                                                     -           (15)
Proceeds from the sale of advance royalties                                                -         2,315
Purchase of property and equipment                                                       (354)         (31)
Increase in notes receivable                                                               -          (200)
Software development costs                                                               (420)         (37)
                                                                                  ------------- -------------
Net cash (used in)/ provided by investing activities                                     (774)       2,032

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock                                      836          245
Stock registration costs                                                                  (53)          -
Net borrowings on lines-of-credit                                                          -          (325)
Payments on capital lease obligations                                                     (51)         (30)
Proceeds from issuance of convertible debentures                                           -         3,660
                                                                                  ------------- -------------
Net cash provided by financing activities                                                 732        3,550

Effect of currency exchange rate changes on cash and cash equivalents                      45          (41)
                                                                                  ------------- -------------
Net (decrease) increase in cash and cash equivalents                                   (2,198)      (1,373)
Cash and cash equivalents at beginning of period                                        3,092        2,943
                                                                                  ------------- -------------
Cash and cash equivalents at end of period                                           $    894    $   1,570
                                                                                  ============= =============

                          IENTERTAINMENT NETWORK, Inc.

                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                      2000          1999
                                                                                  ------------- -------------
NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with development agreement                        $ 49          $ -

Fixed assets acquired under capital lease                                                  47            -

Issuance of common stock in settlement of contractual liabilities                         300            -

Issuance of common stock in connection with employee severance                            136            -

Issuance of common stock in connection with acquisition of MPG-Net                         -         3,858

Issuance of common stock in connection with acquisition of Virtual Business
Designs, Inc                                                                               -           288

Conversion note payable into common and prefered stock                                     -           831

Contingently issuable warrants provided to holder of convertible debenture                 -         1,067

Issuance of warrants to broker in connection with convertible debentures                   -           390

SEE ACCOMPANYING NOTES.

                          IENTERTAINMENT NETWORK, Inc.

                   Notes to Consolidated Financial Statements

  (INFORMATION AS OF September 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                    September 30, 2000 AND 1999 IS UNAUDITED)


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

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of iEntertainment Network, Inc., a North Carolina corporation, and its wholly owned subsidiaries, iMagicOnline Corporation, iEntertainment Network Ltd. and iEntertainment Network GmbH. All significant intercompany accounts and transactions have been eliminated.

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

                          IENTERTAINMENT NETWORK, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue from pay for play online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company recorded barter revenue and expense under the criteria established by EITF 99-17 "Accounting for Advertising Barter Transactions" of $154,000 and $220,000 for the three and nine months ended September 30, 2000, respectively, and $0 for the three and nine months ended September 30, 1999. Barter expense is treated as a Sales & Marketing expense. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company's 1999 quarterly reporting on Form 10-QSB reported advertising revenues gross with related fees reported as selling and marketing expenses. Based on the criteria of SAB No. 101, the Company has retroactively reclassified its 1999 quarterly reporting to present its advertising revenues net of these sales and marketing expenses. The total amount reclassified for the three and nine months ended September 30, 1999 was $252,000 and $509,000, respectively.

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

COMPREHENSIVE LOSS

The following chart details the Company's comprehensive loss for the periods presented:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER  30                 SEPTEMBER 30
                                                        2000          1999            2000          1999
                                               ------------------------------------------------------------
  Net Loss                                             $ (564)     $ (2,784)        $(2,026)     $(13,999)
  Other comprehensive income - foreign
    currency translation adjustment                         6          (84)              44          (41)
                                               ------------------------------------------------------------
  Comprehensive loss                                   $ (558)     $ (2,868)        $(1,982)    $ (14,040)
                                               ============================================================

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

Information related to net capitalized software development costs is as follows (IN THOUSANDS):

                                      SEPTEMBER 30      DECEMBER 31
                                         2000             1999
                                  ------------------ ----------------
Balance at beginning of period                 $ 92           $ 912
                                                420             128
   Capitalized
   Amortized                                      -            (948)
                                  ------------------ ----------------
Balance at end of period                       $512            $ 92
                                  ================== ================


2. DISPOSITION OF ASSETS

In connection with the disposition of its CD-ROM assets, the Company decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at September 30, 2000 and December 31, 1999 was $195,000 and $692,000 respectively and is reflected as accounts payable and accrued expenses in the consolidated balance sheets.

3. BUSINESS COMBINATION

On February 12, 1999, the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. MPG-Net was primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The acquisition was accounted for as a purchase in accordance with

                          IENTERTAINMENT NETWORK, Inc.

3. BUSINESS COMBINATION (CONTINUED)

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

4. STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 30, 2000, the Company issued 600,000 shares of its common stock for cash totaling $600,000.

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

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the three and nine months ended September 30, 2000, the recorded accretion was $74,000 and $221,000. Accumulated accretion at September 30, 2000, and December 31, 1999 was $262,000 and $40,000,
respectively.

5. STOCK OPTIONS, STOCK PLANS AND WARRANTS

The following table summarizes the activity under the Company's Stock Option Plans for the nine months ended September 30, 2000:

                                                     OPTIONS        WEIGHTED-AVERAGE EXERCISE PRICE
                                                   OUTSTANDING                 PER SHARE
                                              -------------------------------------------------------
    Balances at December 31, 1999                      3,755,794                $ 1.95
       Options granted                                   746,181                  1.97
       Options exercised                                (386,782)                 1.49
       Options canceled                                 (364,475)                 3.18
                                              -------------------------------------------------------
    Balances at September 30, 2000                     3,750,718                 $1.89
                                              =======================================================

At September 30, 2000, the Company had 2,312,428 options exercisable at exercise prices ranging from $1.00 - $6.00 per share.

The Company had 1,185,903 and 1,210,903warrants outstanding at September 30, 2000 and December 31, 1999, respectively, all of which were exercisable at prices ranging from $1.00 to $9.60 per share.

                          IENTERTAINMENT NETWORK, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW

During 1999, the Company implemented its revised business strategy focusing future efforts solely on the Internet. As part of its plan, on June 30, 1999, the Company received $2,500,000 from Ubi Soft Entertainment S.A. for the sale of the rights the Company had for the development of certain CD-ROM games. The sale of the development rights marked the Company's exit from the CD-ROM business. The Company retained the online rights for these games. During the fourth quarter of 1999, management of the Company began the process of closing its European operations which historically had supported its CD-ROM business. The three and nine month financial statement comparisons are therefore heavily impacted by the disposition of the CD-ROM business.

NET REVENUES

Net revenues increased by 51% to $1.9 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999. Net revenues increased by 74% to $5.5 million for the nine months ended September 30, 2000 from $3.1 million for the nine months ended September 30, 1999.

The following table summarizes the changes in the components of revenue from 1999 to 2000:

                                                        Three Months        Nine months
                                                       ended September     ended September
                                                             30                 30
                                                           ($000)             ($000)
       Revenue for the period in 1999                     $ 1,256            $ 3,138

       Increase/(Decrease) in CD-ROM revenue                 (313)              (864)
       Increase/(Decrease) in Pay for Play                   (118)              (267)
       Revenue
       Increase/(Decrease) in Royalty & Licensing              (8)               101
       Increase/(Decrease) in Advertising and
       Contract Revenue                                     1,086              3,355
                                                     ------------------- ------------------
       Revenue for the period in 2000                     $ 1,903            $ 5,463
                                                     =================== ==================

The Company expects that, under its Internet only strategy, future revenues will be derived primarily from advertising supported games and its pay for play premium games.


COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the three and nine month periods ending September 30, 2000 decreased to $0.1 million and $0.5 million from $0.2 million and $2.9 million in the same periods of 1999. The decreases were due primarily to the Company's exit from the CD-ROM business.

                          IENTERTAINMENT NETWORK, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
Operating expenses decreased by 7% to $2.4 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. Operating expenses decreased by 37% to $7.1 million for the nine months ended September 30, 2000 from $11.3 million for the nine months ended September 30, 1999.

The following table summarizes the changes in the components of operating expenses from 1999 to 2000:

                                                               Three Months        Nine months
                                                             ended September     ended September
                                                                   30                  30
                                                                 ($000)              ($000)
       Operating Expenses for the period in 1999                $ 2,557            $ 11,262

       Increase/(Decrease) in Sales and Marketing                   834                 (90)
       Increase/(Decrease) in Product Development                  (637)             (2,885)
       Increase/(Decrease) in General and Administrative           (123)             (1,213)
       Increase/(Decrease) in Debt Concessions                     (265)               (265)
       Increase/(Decrease) in Goodwill Amortization                  24                 269
                                                            ------------------ -------------------
       Operating Expenses for the period in 2000                $ 2,390             $ 7,078
                                                            ================== ===================

SALES AND MARKETING

Sales and marketing expenses increased during the third quarter from the prior year's comparable period due primarily to increased costs associated with customer incentives, increased partner promotion expenses and expenses related to barter advertising. The three month period ending September 30, 1999 represented the first quarter of the Companys' internet only strategy. Sales and marketing expenses decreased slightly in the nine month period ending September 30, 2000 from the prior year's comparable periods due primarily to the Company's exit from the CD-ROM business. The elimination of CD-ROM product advertising expense and the reduction in personnel costs, offset increased customer incentive and partner promotion expenses relating to our online business.

PRODUCT DEVELOPMENT

Product development expenses, especially staffing expenses, decreased in the three and nine month periods ending September 30, 2000 from the prior year's comparable periods primarily due to the exit from the CD-ROM business. The decreased expenses in the third quarter also included $0.1 million of capitalized software development costs. The first nine months of 1999 included one-time charges for the write-off of costs associated with the exit from the CD-ROM business including unamortized development costs of $0.6 million and advance royalties on unreleased product of $0.5 million.

                          IENTERTAINMENT NETWORK, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased in the three and nine month periods ending September 30, 2000 from the prior year's comparable periods primarily due to the consolidation of our worldwide operations to North Carolina. The Company recognized significant reductions in facilities, employee and professional expenses. The nine month period ending September 30, 1999 also included a charge of $0.3 million from our European operations associated with the exit from the CD-ROM business

DEBT CONCESSIONS

Debt Concession as presented in the three and nine month periods ending September 30, 2000 represent settlement of outstanding liabilities at less than their carrying values in the underlying financial records.

GOODWILL AMORTIZATION

Goodwill from the MPG-Net acquisition, acquired in mid first quarter 1999, is being amortized to expense over 36 months. Goodwill from the Gamers Net acquisition, acquired in third quarter 1999, is being amortized to expense over 24 months.

OTHER (INCOME) EXPENSE

The change in other (income) expense in the three and nine month periods ending September 30, 2000 from the prior year's comparable periods is due primarily to:
1) the inclusion in the first quarter of 1999 of the interest expense relating to the recognition of the beneficial conversion feature of the $4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999; as well as the interest expense on these debentures and 2) the inclusion in the second quarter of 1999 of a $0.9 million gain related to the exit from the CD-ROM business. The interest expense referred to in item 1 accounts for the difference in the quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $.9 million. The following is a condensed table of cash and cash equivalents on hand and major cash flow items:

                                                                  ($000)
                                                               --------
Cash and cash equivalents on hand, December 31, 1999           $  3,092
Net loss                                                         (2,026)
Add: non-cash charges and expenses                                1,651
Changes in working capital                                       (1,826)
                                                               --------
              Net Cash Used in Operations                        (2,201)
Net investing and financing activities                              (42)
Effect of exchange rates on cash and cash equivalents                45
                                                               --------
Net change in cash and cash equivalents                          (2,198)
                                                               --------
Cash and cash equivalents on hand, September 30, 2000          $    894
                                                               ========

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

The Company used $4.7 million less net cash in operating activities during the first nine months of 2000 compared with the same period in 1999. This decrease was primarily due to exiting the CD-ROM business and increasing the focus on a pure Internet strategy during 2000, resulting in reduced cash operating requirements.

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

As of the balance sheet date the Company believes that it may not have sufficient cash resources to fund it's operations through the next twelve months. The Company has received inquiries as to a potential merger and has retained Concordia Capital Technology Group to advise it on strategic alternatives. There is no assurance that the Company will be able to close on any financing transaction. The Company does not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient additional financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders.

The Company has been informed by its independent auditors that, depending on its success in obtaining additional financing to meet future cash requirements referred to above prior to the completion of their audit of the Company's consolidated financial statements for the year ending December 31, 2000, their auditor's report on those financial statements may be modified in that these matters may raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

EURO CONVERSION

On January 1, 1999, the European Community began denominating significant financial transactions in a new monetary unit, the Euro. The Euro is intended to replace the traditional currencies of the individual EU member countries. During the fourth quarter of 1999, the Company decided to close its European operations and therefore is not converting internal financial systems to the Euro as a functional currency during this closure period.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2000 through September 30, 2000, the Company (1) issued warrants to purchase 52,500 shares of common stock to members of the Board of Directors in recompense for services at exercise prices ranging from market value to 79% of the market value on the date of issuance; (2) issued warrants to purchase 25,000 shares of common stock to a contractor for services priced at market value on the date of issuance; (3) granted options to purchase 513,500 shares of common stock to 38 employees priced at market value on the date of grant; (4) issued 180,181 shares of common stock to contractors for services priced at the average market price over a range of days specified under contract; (5) issued 77,420 shares of common stock, priced at market value on the date of contract execution, to a vendor in satisfaction of outstanding liabilities; (6) issued 600,000 shares of common stock on June 30, 2000 for cash of $600,000 at 89% of the market value on the date of issuance to Vertical Financial Holdings. The Company used the proceeds of the sale for general working capital requirements.

Items (1) through (6) were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D of the Securities and Exchange Commission.

                          IENTERTAINMENT NETWORK, Inc.



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

                          IENTERTAINMENT NETWORK, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.01    Financial Data Schedule

(B)      REPORTS ON FORM 8-K

Since the filing of the Company's 2000 Second Quarter, Form 10-QSB, the Company filed current reports on Form 8-K in conjunction with the following event:

On August 24, 2000, the Company issued a press release to announce that it had received inquiries as to a potential merger and that it had retained Concordia Capital Technology Group to advise it on strategic alternatives.



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