Form 10KSB
period 2000-12-31
IENTERTAINMENT NETWORK INC
filed 2001-04-02
CIK 1061915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 000-29750

                          IENTERTAINMENT NETWORK, INC.
                 (Name of small business issuer in its charter)

               North Carolina                       56-2092059
               --------------                       ----------
      (State of other jurisdiction of          (I.R.S. Employer
               incorporation)                 Identification Number)


                                 124 Quade Drive
                           Cary, North Carolina 27513
                     (Address of principal executive office)

                    Issuer's telephone number: (919) 678-8301

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

         Check if there is no disclosure of delinquent filers in response toItem 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenue for the year ended December 31, 2000 was $6,911,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 23, 2001, was approximately $2,304,359.

         As of March 23, 2001, there were 15,914,311 shares of the Registrant'scommon stock, $.10 par value per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one)
         Yes [ ]      No [X]



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the parts of this report indicated below:

         Annual Report to Shareholders for the year ended December 31, 2000 Parts I, II and IV

         Proxy Statement with respect to the Annual Meeting of Shareholders to be held on or about June 5, 2001

         Part III

See the Exhibit Index hereto.

                                     PART I

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances upon which any forward-looking statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB. These factors include the following: we have incurred significant operating losses and we cannot predict whether we will become profitable; we have changed our business focus and we may not be successful operating a new business; we have significant capital requirements, and if we do not obtain sufficient additional funds our ability to grow may be limited; our growth strategy, including acquisitions, may not succeed and may adversely effect our financial condition, results of operations and cash flows; if we are unable to introduce new products and incorporate rapidly developing technologies into our products, our business may be adversely affected; we depend on the continued growth in use of the Internet; intense competition may adversely affect our operating results; and other risks.

Item 1:  Description of Business

(a)      BUSINESS DEVELOPMENT

         iEntertainment Network, Inc. (the "Company") develops and publishes proprietary Internet and online multi-player games. The Company also operates online game services and offers online gamers a variety of free and subscription games and services, including simulation, parlor, strategy, role playing and action games through its Internet distribution infrastructure. The Company is the preferred provider of online games for AT&T WorldNet(R), an Internet service provider and operates EarthLink's Games Arena, as well its own premiere family of game sites: iENCentral, Calle De Juegos (Spanish language game site), Woogle (kids-oriented games and content). The Company also provides game content for ISPs and portal sites such as Juno, RoadRunner, and The Globe's Happy Puppy.

         During the year ended December 31, 2000, the Company:

         o Completed a shift in its business focus to an Internet-only strategy;

         o Solidified co-brand relationships with two primary U.S. ISPs - AT&T WorldNet(R)and Earthlink;

         o Acquired content partnerships with broadband and internet service providers, RoadRunner and Juno, respectively;

         o Partnered with America Online in providing game content for their Extreme Games channel;

         o Expanded online properties with the successful launch of Latin American and kids-oriented destinations - Calle De Juegos, and Woogle;

         o Launched in-house online ad serving operations, tracking systems, and operational staff support;

         o Established a primary ad inventory representation partnership with Engage, a CMGI company; and

         o Successfully upgraded Warbirds II(TM) technology, design and architecture, forming the foundation for an advanced Warbirds III(TM) online flight simulation experience.

         The Company was incorporated under the laws of the State of Maryland on June 16, 1994 under the name "SP Enterprises, Inc." and changed its name to "Interactive Magic, Inc." in March 1996. On July 1, 1998, the Company reincorporated in North Carolina, and subsequently changed its name to "iEntertainment Network, Inc." on December 30, 1999. The Company's address is 124 Quade Drive, Cary, North Carolina 27513, and its telephone number is (919) 678-8301.

(b)      BUSINESS OF THE REGISTRANT

         OVERVIEW

         The Company is a developer and publisher of Internet and online games and an operator of online game services. The Company develops and publishes proprietary online multi-player games, and through its Internet distribution infrastructure, offers online gamers a variety of free and subscription games and services, including simulation, parlor, strategy, role playing and action games.

         The Company is the preferred provider of online games for AT&T WorldNet(R) and operates EarthLink's Games Arena and iEntertainment Network proprietary games sites, as well as provides game channel content for Juno, RoadRunner, and the Globe's Happy Puppy site. The Company has established itself as a major provider of online gaming services for Internet service providers ("ISPs"), Internet portals and online services by consistently broadening its audience of users, traffic partner diversification, targeted site development, and marketable advertising impressions. AT&T WorldNet(R) Service's GameHub and Earthlink's The Games Arena, co-branded online gaming channels, have been marketed by AT&T and Earthlink to new subscribers as a premium service included with their subscription. The GameHub site and The Games Arena, as well as Juno, RoadRunner and Happy Puppy game content sites offer consumers a mix of free and pay-per-play games in all categories, including strategy, role playing, simulation, action and parlor games. In addition to games, all co-brands and game content channels offer chat rooms, and advertiser supported e-commerce areas.

         The Company introduced its first large-scale online multi-player game ("WarBirds(TM)") in April 1997 following the acquisition of Interactive Creations, Inc. ("ICI"). WarBirds(TM), an award winning World War II air combat simulation game, has logged over 2.5 million hours of online game time with players in more than 70 countries.

         The Company is a technological leader within the online gaming industry with a number of leading-edge online and multi-player gaming technologies that enhance the play value of its games and augment its service capabilities. The Company's MEGAplayer technology enables the implementation of large-scale multi-player games on the Internet, allowing over 300 players to play simultaneously in the same game arena by minimizing latency and addressing problems such as onscreen "warping." The Company's MEGAvoice technology allows groups of up to four players to engage in real-time voice communication over the Internet while playing a game together.

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

         ONLINE GAMING INDUSTRY

         The evolution of the Internet into an accessible, easy-to-use, platform-independent global network capable of supporting multimedia applications, has led to the development of online gaming. Online gaming is an emerging market covering several gaming paradigms, including: (i) the electronic distribution of pay-for-play or subscription-based games; and (ii) the implementation of multi-player features on traditional games with the use of the Internet or on-line services as the wide-area network connecting physically-distant players.

         The Internet and online services present a new platform upon which traditional game publishers and distributors can market, advertise and distribute their products, whether through direct sales from Web sites or through sponsoring multi-player on-line tournaments featuring their games. The ability to compete on-line is an additional product feature that may increase demand for interactive entertainment software products. The development of the Internet has also led to the emergence of online gaming services that aggregate numerous licensed and/or proprietary software titles and online developers that make their server-based titles exclusively available online. As PC and Internet access prices continue to decline, these gaming services are attracting a rapidly growing number of users.

         Revenue sources in the online gaming model include pay-for-play fees, subscriptions, e-commerce transaction fees, advertising and direct merchandising. Online gaming presents more favorable economics, eliminates distribution channel issues, provides for a larger number of potential revenue sources and enables the publisher to maintain a more intimate relationship with its customers.

         Forrester Research predicts online games will attract more than 18 million players and revenues topping $1.6 billion in 2001. Optimistic forecasts suggest that approximately one quarter of all games played will be played online by 2002. The emerging popularity of online games is evidenced by the increasing number of industry participants. Two major categories of market participants have emerged in the online gaming industry: online gaming software developers and online gaming aggregators.

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

         Online gaming aggregators offer a variety of third-party games and related services and seek to generate revenues through a combination of usage fees and/or advertising. Online aggregators focus on providing server hosting, match-making services and tournaments for multi-player games published by third parties, as well as community-building services such as chat rooms and bulletin boards. Typically, these services offer many of the same games on a non-exclusive basis. Chat accounts for as much as 50% of usage on aggregation sites, as consumers come for games and stay for community. Furthermore, aggregators seek to enhance their customers' online gaming experience by minimizing latency for Internet-based games. Latency, or the length of time it takes to communicate from the host server to the player's computer, is the most important technical constraint impeding game play on the Internet. The typical delay on the Internet is approximately 4/10th of a second, which significantly affects the quality of multi-player action games. A majority of the competitors vying for the on-line and Internet gaming market are focused on multi-player action games that require low latency data links between the players and the host. Online game networks include America Online's The Game Parlor, Microsoft's Internet Gaming Zone, Lycos Gamesville, Pogo, and FlipSide/Uproar.

         Traditional publishers of games for the PC platform are also increasingly including options for online play in their game software. Taking this idea a step farther, Electronic Arts -- a leader in PC game development -- has recently migrated a host of their popular sports-oriented PC games to an online subscription-based offering. Sony Online Corp's launch of Everquest has also propelled this traditional PC game manufacturer into the online game publishing environment.

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

         ONLINE PRODUCTS

         The Company is the preferred provider of online games for AT&T WorldNet(R) Service's GameHub, EarthLink's Games Arena, and its own iEntertainment Network, as well as game channel content provider for Juno, RoadRunner, and The Globe's Happy Puppy site. The successful launch of the iEntertainment Network provided a platform that ushered in the development of niche sites targeting Latin American and kids-oriented players and markets.

         IEN

         The Company currently offers six real-time large-scale online games. WarBirds(TM) is available on a subscription basis. The Company has opted for a universal subscription plan that allows users to pay a monthly fee for unlimited play. The Company believes that this flexible pricing plan caters to the needs of a variety of players ranging from novices to experts and provides players with an incentive to become immersed in regularized game play.

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

         The Company hosts numerous playing arenas for large-scale multi-player online games on its highly scalable, redundant and secure high performance client-server network. The Company believes this game server network can be expanded and distributed as needed to accommodate growth in the

Company's customer base. The Company believes that its massively multi-player online games create a gaming experience that constantly engage the player, presenting fresh challenges. Large-scale online games are infinitely expandable and can grow organically through regular development and modification. As such, they have a longer shelf life than mission-oriented or level-based CD-ROM games. These games present ongoing submersive play experiences where players can choose to reenter the game environment at any time, 24 hours a day, seven days a week.

         The Company believes that as its massively multi-player games develop a loyal following, they become ideal environments around which to form communities. The Company believes that its customers wish to socialize and form relationships while competing online against one another. Accordingly, the Company designs its massively multi-player online games to be inherently conducive to community building by allowing hundreds of people from around the world to play simultaneously. WarBirds(TM) , for example, allows players to fly in squadrons, participate in organized special events, gain status and build careers as pilots for their online personas. In addition to playing games, the Company's customers are given the opportunity to participate in a rich social environment, including chat, competitive tournaments and live event broadcasts.

         The Company's sites currently include the following online titles:

         WARBIRDS(TM). WarBirds(TM) , an award winning World War II air combat simulation game, allows hundreds of players from around the world to simultaneously fly air combat missions in a single campaign. To date, there have been as many as 350 WarBirds(TM) players online at one time, but average usage is significantly lower. WarBirds(TM) combines strategy, realism and community building to offer players a unique, compelling and engaging online gaming experience. Players choose to fly for one of four teams, select an airplane from an array of 50 historically accurate bombers or fighters and choose a role as a pilot, gunner or bomber. Individual combatants then engage in dogfights or fly bombing missions over enemy territories, with the outcome of each individual mission affecting the outcome of the overall campaign. The incorporation of 3D rolling terrain graphics, the Company's MEGAvoice technology, which allows groups of up to four players to engage in real-time voice communication, and the Company's MEGAplayer technology, which minimizes latency and onscreen "warping," add to the realism of the playing experience.

         WarBirds(TM) is played on a continuous basis, allowing players to enter the game 24 hours a day, seven days a week. To encourage recurring play, the Company promotes the development of communities of regular WarBirds(TM) players that participate in special promotional events such as squadron conferences, conventions and competitions around the world. WarBirds(TM) has been named "Online Only Game of the Year" every year from 1996 - 1999 by PC Games, and the 1999 and 2000 "Dogfighter.com Online Flight Simulation Game of the Year."

         DAWN OF ACES(TM). Dawn of Aces(TM) is a WWI air combat simulation game based on the WarBirds(TM) engine. Dawn Of Aces(TM) places players in the middle of an ongoing WWI air battle over Continental Europe and carries a more historic feel than WarBirds(TM). Dawn of Aces(TM) allows players to fly either as Allied (British or French) or Central (German) pilots, with the goal of helping their side capture enemy aerodromes and advance front lines. Players can chose their aircraft from a variety of historically accurate models available to their team and can change sides in the on-going battle each time they rejoin the game.

         iEN, GameHub, and Games Arena are full-featured entertainment destinations containing software downloads, free and premium games, news updates, online advertising, tournaments and special game events. These destinations as well as the game channels developed for Juno, RoadRunner and the Globe feature:

         Premium Games:
         -------------

         o WarBirds II(TM), the award-winning World War II flight simulation voted "Online Only Game of the Year" for the third consecutive year;

         o        WarBirds III(TM) (currently offered in open Beta format);

         o        WarBirds(TM) Air Combat;

         o Dawn of Aces(TM), an exciting World War I air combat simulation;

         o        ShockForce(TM), an action-packed futuristic hovertank game;
                  and

         o        Drakkar II(TM), a medieval role playing game.

         Free Game Category Selections:
         -----------------------------

                  Trivia, Bingo, Casino Games, Card Games, Arcade Games, Puzzle, Fantasy Sports, War Games, Simulations, Kids Games, Word Games, and Fantasy/RPG.

         The Company offers a three-tier service structure, which it believes will expand its user base and build a successful mainstream online entertainment service.

         The Company's first-tier services consist of free entertainment in the form of chat, messaging and online parlor games such as chess, checkers, Poker, Hearts, Spades, Bingo and backgammon to attract a large user audience to the Company's site. Following the lead of major Internet portals that have used free services to aggregate large communities of online users, the Company offers these online gaming services free of charge in order to build a large and loyal customer base.

         The Company's second-tier services consist of subscription-based access to more traditional action, simulation and strategy games and related services. The Company also hosts multi-player arenas for a variety of popular Internet-enabled CD-ROM titles published by the Company and third-party publishers. Additional services include tournament play with rankings, contests, special events and prizes.

         The Company's third-tier services target avid gamers. In addition to all of the services included in the second-tier, the third tier offers the most sophisticated online only games on a pay-per-play basis, including massively multi-player games such as WarBirds(TM) and Dawn of Aces(TM). These games include titles that are differentiated enough from generic online gaming offerings to warrant premium pricing. The Company plans to offer hourly, daily and monthly game time purchases.

         The Company has expanded the community-orientation of its services by providing feature-rich, easy-to-use chat and messaging services that enhance the social experience of playing the Company's broad offering of free, subscription-based and pay-per-play games. The Company believes that these chat rooms and messaging services encourage player congregation at its sites and facilitate social interaction and player matching for multi-player games. To support these free services, the Company is leveraging its Web traffic and draw revenue from advertising, sponsorship and e-commerce offerings. The Company has launched an online store that sells both Company and third-party products.

         MARKETING

         The Company's online marketing focuses on strategies for increasing recurring revenues from the current customer base while recruiting new customers. The Company seeks to increase revenues from its current customer base through community building programs such as regular e-mail information updates, sponsorship of online events, contests and conventions attended by subscribers. For example, the Company is promoting the development of "communities" of regular WarBirds(TM) flyers that participate in special promotional events, such as squadron conferences, conventions and competitions around the world. To date, over 200 of these informal squadrons or communities have been formed. In addition, the Company is committed to providing extensive technical support to its customers. The Company believes that as a result of these efforts, it has developed significant customer loyalty, encouraging long-term customer game play.

         TECHNOLOGY

         The Company has developed proprietary technologies that create an enhanced gaming experience for the user and enable the Company to create highly realistic games. The Company does not currently maintain patents on its technology, and others may be able to develop similar technologies in the future. The Company has filed a patent application on its MEGAplayer technology, which minimizes latency and addresses problems such as "warping" that are is inherent in high and variable latency networks such as the Internet.

         As part of the MPG-NET acquisition, the Company obtained the ICONS online gaming platform that provides features such as player tracking, chat, messaging and billing and enables advertising and e-commerce. The acquisition of MPG-Net's ICONS software technology enables the Company to expand its online offering from multiple individual online games to a comprehensive online gaming service incorporating a variety of community-building features. The ICONS system involves the use of trained systems operators available online within the Company services to offer tours, answer questions and to generally assist both new visitors and service members with the utilization of services and the purchase of various products, games and game-related merchandise.

         The Company regards its copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to its success. The Company relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite its precautions, it may be possible for third parties to obtain, copy and use the Company's intellectual property without authorization. Unauthorized copying is common within the software industry. A significant amount of unauthorized copying of the Company's products could adversely affect its business. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. As a result, the Company may not be able to secure adequate protection of its intellectual property rights. The Company's inability to effectively protect its intellectual property rights would have a material adverse effect on its business, results of operations and financial conditions.

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

         Throughout the development phase of each product, whether internally or externally developed, the Company implements a number of quality control procedures. The software is carefully designed, implemented and tested by the programmers, followed by frequent testing releases. Each product is played and critiqued by the Company's in-house play-test staff and other Company employees. Products are then submitted to groups of up to 50 external playtesters. This product test process reduces implementation defects and provides design and playability feedback in a timely manner for incorporation in the finished product.

         Recent layoffs have significantly slowed the Company's product development efforts. However, the company is continuing to maintain and update the games it currently offers and is in the process of developing at least one new massively multi-player game, which it expects to release by the end of this year.

         COMPETITION

         Many companies provide Web sites targeted to audiences seeking various forms of entertainment content. The Company competes with all of these companies for visitor traffic, advertising dollars and electronic commerce. There has been substantial consolidation in the online games market segment, and competition is expected to intensify as ISPs and major portals seek to acquire free-standing online game providers. To date, the Company's ability to compete has been largely dependent upon the perceived value of its content relative to other available entertainment alternatives, both online and elsewhere. In addition, the Company is one of the few online entertainment properties capable of delivering real time interactivity between a large number of simultaneous users.

         The Company's primary direct competitors include:

         o        Gamesville/Lycos;

         o        Pogo;

         o        Zone.com;

         o        Yahoo! Games; and

         o        FlipSide/Uproar.com

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

         The online entertainment market does not have substantial barriers to entry. Increased competition could result in lower advertising rates, price reductions and lower profit margins, loss of visitors, reduced ad impressions and loss of market share. Any one of these could materially adversely affect the Company's business, results of operations and financial condition.

         The Company's ability to compete successfully depends on many factors, including the quality of the content provided by the Company and its competitors, how easy the Company's services are to use compared to those of its competitors, the success of its sales and marketing efforts and the performance of its technology.

         GOVERNMENT REGULATION

         GENERAL. There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. As the Company's game sites can be accessed from almost any country, the Company is exposed to regulations by many governments. In the past year, foreign countries have successfully asserted their ability to regulate the U.S. operations of Internet companies because their citizens can access services worldwide.

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

         The Communications Decency Act of 1996 (the "CDA"), was enacted in the United States to prohibit the transmission over the Internet of indecent, obscene or offensive content. Although selected parts of the CDA have been deemed unconstitutional, provisions protecting providers of Internet services from claims related to third-party content remain effective. Under the CDA, a provider of Internet services will generally not be treated as a publisher or speaker of any information available on its service but provided by a third-party content provider unless the provider of Internet services exerts editorial control over the content or embraces the content as its own. The Company's activities may not permit it, in every instance, to take advantage of this safe harbor provision. Although the Company attempts to reduce its exposure to this potential liability through, among other things, provisions in our affiliate agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

         The Company's general liability insurance may not cover all potential claims to which it is exposed and may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even to the extent that these claims do not ultimately result in a determination of liability, the Company could incur significant costs in investigating and defending against these claims. Potential liability for information disseminated through its Web sites could lead the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's service to users.

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

         PRIVACY CONCERNS. The United States Federal Trade Commission (the "FTC") is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish procedures to, among other things:

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

         These regulations may also include enforcement and redress provisions. Moreover, the Company's business model is based, in part, upon its ability to obtain registration information about its users and to use this information for targeted advertising. If new regulations are adopted that limit or eliminate the Company's ability to use this information, its business, results of operations and financial condition could be materially adversely affected. Even in the absence of these regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. The FTC's regulatory and enforcement efforts alone may adversely affect the ability to collect demographic and personal information from users, which similarly could have an adverse effect on the Company's ability to provide highly targeted opportunities for advertisers.

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

         DATA PROTECTION. Legislative proposals have been made by the United States government that would afford broader protection to owners of databases of information such as stock quotes and sports scores. This protection already exists in the EU. If enacted, this legislation could result in an increase in the price of services that provide data to Web sites and could create potential liability for unauthorized use of this data. Either of these possibilities could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         DOMAIN NAMES. Domain names are Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation, including trademark litigation, and of proposed regulatory reform. The Company has registered several domain names. The Company may seek to register additional domain names, although there is no assurance it will successfully obtain the registrations, and third parties may bring claims for infringement against the Company for the use of any of its domain names or other trademarks. The Company's current domain names may lose their value, or the Company may have to obtain entirely new domain names in addition to or in lieu of its current domain names if reform efforts result in a restructuring in the current system.

         JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although the Company's transmissions over the Internet originate primarily in the United States and the United Kingdom, the governments of other states and countries might attempt to regulate the Company's transmissions or prosecute the Company's for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's service is available over the Internet in multiple states and countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each of these states or countries. The Company is qualified to do business only in certain states and countries, and its failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties and could result in the Company's inability to enforce contracts in those jurisdictions. Any new legislation or regulation, the application of laws and regulations of jurisdictions whose laws do not currently apply to its business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, results of operations and financial condition.

         EMPLOYEES

         As of March 17, 2001, the Company had 21 full-time employees. None of the Company's employees is a party to any collective bargaining agreements or a member of a labor union. The Company has not experienced any work stopages and believes that its relations with its employees are good.

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

COMPANY RISKS

We have incurred significant operating losses and we cannot predict whether we will become profitable, and our auditors have raised substantial doubt about our ability to continue as a going concern.

         We have experienced significant losses since our inception. Our losses have primarily resulted from overhead and other costs incurred in our development and expansion. For the years ended December 31, 2000 and 1999, we incurred net losses of approximately $5.6 million and $11.7 million, respectively. At December 31, 2000, we had an accumulated deficit of approximately $43.2 million. Our market share may grow more slowly than we anticipate or may even decrease in the future. In addition, our expenses may increase faster than we expect. As a result, we may continue to generate substantial losses for the foreseeable future, and the rate at which we incur these losses may increase from current levels. We cannot predict the extent of future losses or whether we will ever be able to achieve or sustain profitable operations. As of December 31, 2000, the Company had cash and cash equivalents of $0.4 million.

         For the first three months of 2001, the Company has maintained approximately the same amount of cash as at December 31, 2000. This has been accomplished primarily by reducing expenses and carrying and increasing trade payables. The Company's cash flow, however, depends upon numerous factors beyond its control, including the rates and volume of Internet advertising and the pay-for-play gaming market, which have both declined in recent months. If our cash flow from Internet advertising and/or the pay-for-play gaming market continues to decrease, the Company's future liquidity will be adversely affected.

         Furthermore, although the Copmany's cash flow has remained neutral so far this year, its liabilities have been steadily increasing. Consequently, although the Company continues to have cash and cash equivalents of approximately $0.4 million, its auditors have raised substantial doubt about the Company's ability to continue as a going concern. If the Company does not generate sufficient revenues, it may have to raise additional capital, which will result in substantial dilution to the Company's current shareholders. Moreover, as a result of its low stock price and the probable delisting of our common stock from The Nasdaq SmallCap Market(TM), the Company may not be able to raise additional capital or may be able to raise capital only on materially adverse terms.

We have derived a portion of our revenues from reciprocal advertising agreements, or "barter," which do not generate cash revenue.

         We derive a portion of our revenues from reciprocal advertising arrangements, or "barter," under which we exchange advertising space on our Web sites, or provide game content or other services for third-party Web sites, predominantly for advertising space on other Web sites rather than for cash payments. We expect that barter will continue to account for some of our revenues in the foreseeable future. The Securities and Exchange Commission, together with the Financial Accounting Standards Board, or FASB, have recently begun to examine revenues recognized by Internet companies from barter transactions. This review may result in limitations on revenues that may be derived from these transactions. If such rules are implemented, our business and financial results may suffer. We derived 13% of our advertising revenues from barter for the year ended December 31, 2000.

We may not be able to adjust our operating expenses in order to offset any unexpected revenue shortfalls.

         Our operating expenses are based on our expectations of our future revenues. These expenses are relatively fixed, at least in the short term. We intend to expend significant amounts in the short term, particularly to expand our advertising sales department and to build brand awareness. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we fail to substantially increase our revenues, then our financial condition and results of operations would be materially adversely affected.

We have evaluated the potential sale or acquisition of the company, which may not occur at all or may occur at a low price or with adverse terms to shareholders.

         We have recently evaluated the potential acquisition or sale of the Company. Although we currently anticipate that we will remain independent, there can be no assurance that a sale or acquisition will not occur, or that if an acquisition or sale of the Company does occur, that the sale price will be favorable to investors. In addition to the possibility of a low sales price, other terms of such acquisition or sale could be unfavorable to some or all of the holders of the Company's stock.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

         Our quarterly operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future. Such fluctuations in operating results may cause our stock price to fluctuate. These fluctuations in operating results depend on a variety of factors, including:

         o        Our ability to attract and retain advertisers;

         o Expiration or termination of our strategic relationships with Web sites and Internet service providers, or ISPs, which can result from mergers or other strategic combinations as Internet businesses continue to consolidate;

         o System outages, delays in obtaining new equipment or problems with planned upgrades;

         o        Disruption or impairment of the Internet;

         o Introduction of new or enhanced services by us or our competitors;

         o Seasonality in the demand for advertising, or changes in our own advertising rates or advertising rates in general, both on and off the Internet;

         o        Changes in government regulation of the Internet;

         o        General economic and market conditions;

         o        Demand for our products and the products of our competitors;

         o        The level of usage of the Internet;

         o The size and rate of growth of the interactive entertainment software market;

         o Development and promotional expenses related to the introduction of new products or enhancements;

         o Market acceptance for our new product introductions and enhancements;

         o        Price competition;

         o        Software defects and other quality problems; and

         o        The length of product life cycles.

         Our operating expenses are based to a significant degree on planned expenditures and expectations regarding future sales. Failure to meet our sales expectations could disproportionately adversely affect our operating results in any given quarter. As a result, you should not rely upon period-to-period comparisons of our operating results as being indicative of our future results.

         Our recent expense reductions have limited our ability to grow and develop new products, and our revenues, and some of our costs, will be much less predictable. This is likely to result in significant fluctuations in our quarterly results. Because of our limited operating history and the emerging nature of our industry, we anticipate that investors will have difficulty in accurately forecasting our results. It is possible that our operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

We have significant capital requirements, and if we do not obtain sufficient additional funds, our ability to grow may be limited.

         Our capital requirements have been and will continue to be significant. To date, our cash requirements have exceeded our cash flow from operations. Based on our currently proposed plans and assumptions relating to operations, including assumptions regarding the progress and timing of our new product development efforts, net proceeds from prior private placements together with anticipated revenues from operations, we anticipate to have sufficient funds on hand to finance operations. However, our future cash requirements may vary significantly from what we expect them to be based on factors such as:

         o Costs and timing of expansion of research and product development efforts and the success of these efforts;

         o Costs and timing of expansion of sales and marketing activities;

         o        Market acceptance of our existing and new products;

         o        Competing technological and market developments; and

         o Costs of maintaining and enforcing patent claims and other intellectual property rights.

         We do not have any current arrangements or commitments for any future financing. We may not be able to obtain sufficient additional financing to satisfy cash requirements, or we may be required to obtain financing on terms that are not favorable to us and our shareholders - particularly in light of the probably delisting of our common stock from The Nasdaq SmallCap Market(TM). If we are unable to obtain additional financing when needed, we may be required to delay or scale back operations in order to meet our short-term cash requirements, which could have a material adverse effect on our business, financial condition and results of operations.

Because the market price of our common stock is currently so low, we have recently contracted our operations.

         Although we have expanded our business through significant acquisitions in the past, because the market price of our common stock is currently so low, we have recently contracted our operations. Our current strategy places significant demands on our management, technical, financial and other resources. We may be unable to anticipate and satisfy all of the changing demands and requirements that the current market conditions may impose upon our operations.

Our subscription-based, multi-player interactive internet games products have a lengthy development cycle, and we may not be able to timely introduce new products.

         Our success will depend in part on the timely introduction of successful new products.

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

         We have, in the past, experienced significant delays in the introduction of certain new products. It is possible that we will experience delays in developing and introducing new products in the future. Many of our products are developed for us by third parties. As a result, we cannot always control the timing of their introduction. Delays in the work performed by third parties or poor quality of such work may result in product delays. Unanticipated delays, expenses, technical problems or difficulties could cause us to miss an important selling season or result in abandonment or material change in product commercialization. Additionally, Our recent expense reductions have limited our ability to grow and develop new products.

         Our subscription-based, multi-player interactive internet games are complex and may contain undetected errors when first introduced. Despite extensive product testing, we have, in the past, released products with defects and have discovered software errors in certain of our product offerings after their introduction. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Errors may be found in new products after their release. Remedying such errors may:

         o        Delay sales of our products;

         o        Cause us to incur additional costs; and

         o        Adversely affect our reputation.

Our subscription-based, multi-player interactive internet games business may be adversely affected by changing consumer preferences and uncertainty of market acceptance of our products.

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

         Our future operating results will depend on numerous factors beyond our control. These factors include:

         o Popularity, price and timing of new entertainment software products being released and distributed;

         o International, national, regional and local economic conditions (particularly economic conditions affecting advertising rates);

         o        Changes in consumer demographics;

         o        Availability of other forms of entertainment; and

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

         We rely on third-party software developers to develop a number of our products. Sales of products associated with such royalties may not be sufficient to cover the amount of our prepayments. Moreover, independent developers are in high demand. As a result, we cannot predict whether such developers, including those that have developed products for us in the past, will be available to develop products for us in the future. The failure to obtain or renew product development agreements with such developers could materially adversely affect our future operations. In addition, many independent developers have limited financial resources. Therefore, we are subject to the risk that such developers may go out of business prior to completing a project.

We are dependent upon third-party distribution channels to expand the distribution of our online products.

         We intend to expand the distribution of our online products by seeking out additional relationships with third-party providers of online or Internet services in the United States and abroad. We cannot predict whether we will be able to successfully negotiate additional relationships with providers of online or Internet services or, if completed, that such arrangements will generate significant revenues. Further, we are subject to the risks that:

         o Costs of any proposed online or Internet distributor relationship will exceed our expectations; or

         o We will incur significant costs in anticipation of an online or Internet distributor arrangement and such arrangement is delayed or abandoned.

Our officers, directors and their affiliated entities exert significant influence over iEntertainment Network.

         As of March 23, 2001, our executive officers, directors and their affiliated entities owned approximately 42% of our outstanding shares of common stock. As a result, such persons are in the position to significantly influence:

         o        The election of our directors; and

         o The outcome of corporate actions or other matters requiring shareholder approval.

         This concentration of ownership may have the effect of delaying or preventing a change in control of iEntertainment Network. In addition, Vertical Financial Holdings, one of our principal stockholders, has the right to nominate three members for election to our Board of Directors so long as Vertical continues to own at least 10% of our outstanding common stock. Likewise, Mr. Stealey, our former Chairman and Chief Executive Officer, has the right to nominate two members for election to our Board of Directors so long as Mr. Stealey continues to own at least 10% of our outstanding common stock.

The loss of our key personnel may adversely affect our business.

         Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. The loss of services of, or a material reduction in, the amount of time devoted to our business by such individuals could adversely affect our operations and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. Employees might compete against us if they resign. In addition, key members of management have not entered into noncompetition agreements with us. Therefore, if their employment with us is terminated, they may work for competing firms.

We do not intend to pay dividends to our shareholders.

         We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

INDUSTRY RISKS

There are risks inherent in the portion of our business model devoted to monitizing traffic through advertising revenue.

         Many companies provide Web sites and online destinations targeted to audiences seeking various forms of entertainment content. All of these companies compete with us for visitor traffic, advertising dollars and electronic commerce sales. This competition is intense and is expected to increase significantly in the future as the number of entertainment-oriented Web sites continues to grow. Our success will be largely dependent upon the perceived value of our content relative to other available entertainment alternatives, both online and elsewhere.

         Increased competition could result in:

         o        Lower advertising rates;

         o        Lower profit margins;

         o        Loss of visitors or visitors spending less time on our sites;

         o        Reduced page views or advertising impressions; and

         o        Loss of market share.

         Any one of these could materially adversely affect our business, results of operations and financial condition.

         Many of our existing and potential competitors, in comparison to us, have:

         o        Longer operating histories;

         o        Greater name recognition in some markets;

         o        Larger customer bases; and

         o Significantly greater financial, technical and marketing resources.

         These competitors may also be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies, use superior technology platforms to deliver their products and services and make more attractive offers to potential employees, distribution partners, product manufacturers, inventory suppliers, advertisers and third-party content providers. Our competitors may develop content that is better than ours or that achieves greater market acceptance. In addition, new competitors may emerge and acquire significant market share.

         We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. If advertisers perceive the Internet or our Web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budgets to our Web sites.

Our advertising pricing model, which is based heavily on the number of advertisements delivered to our users, may not be successful.

         Different pricing models are used to sell advertising on the Internet and the models we adopt may prove to not be the most profitable. Advertising based on impressions, the number of times an advertisement is delivered to users, and advertising based on clicks, the number of times users access an advertisement for more detailed information, currently comprises a substantial portion of our revenues. To the extent that we do not meet the minimum guaranteed impressions that we are required to deliver to users under many of our advertising contracts, we defer recognition of the corresponding revenues until we achieve the guaranteed impression levels. To the extent that minimum guaranteed impression levels are not achieved, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory. In addition, since advertising impressions may be delivered to a user's Web browser without regard to user activity, advertisers may decide that a pricing model based on tangible acquisitions is preferable. We cannot predict which pricing model, if any, will emerge as the industry standard. As a result, we cannot accurately project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising or we do not adopt the most profitable form.

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

         o Although our product development team and massively multi-player games remain fully staffed and we believe that we have sufficient personnel to bring new products to market, the additional demands placed upon all of our staff as a result of recent reductions in our workforce may adversely affect our ability to do so.

Our subscription-based, multi-player interactive internet games business may be adversely affected by our dependence upon a small number of products.

         We derive a significant portion of our revenues from this segment from a limited number of online products released each year. Many of these products have substantial development or acquisition costs and marketing budgets. Due to our dependence on a limited number of products, we may be adversely affected if one or more of our principal products fail to achieve anticipated results. We cannot predict whether we will:

         o Continue to remain dependent upon non-recurring sales of a limited number of products for a substantial portion of our revenues;

         o        Introduce products that are commercially viable; or

         o Introduce products that have life cycles sufficient to permit us to recoup the development, marketing and other costs associated with their development.

We are subject to the risks associated with the rapidly evolving interactive entertainment software industry.

         This industry is characterized by:

         o        An increasing number of market entrants;

         o        Intense competition;

         o        Substantial capital requirements; and

         o        A high failure rate.

         Further, online game play is a new and evolving concept. We cannot assess or predict the size of the market for online games or its prospects for growth.

         The following are among the factors that could cause significant fluctuations in our operating results:

         o The number of users on, and the frequency of their use of, our Web sites;

         o        Our ability to attract and retain advertisers;

         o        Expiration or termination of our strategic relationships;

         o Expiration or termination of partnerships with Web sites and Internet service providers, or ISPs, which may result from mergers or other strategic combinations as Internet businesses continue to consolidate;

         o System outages, delays in obtaining new equipment or problems with planned upgrades;

         o Our ability to successfully expand our online entertainment offerings beyond the games sector;

         o Introduction of new or enhanced services by us or our competitors;

         o Changes in our advertising rates or advertising rates in general, both on and off the Internet; and

         o Changes in general economic and market conditions, including seasonal trends, that have an impact on the demand for Internet advertising.

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

         The Internet may not continue as a viable market because of the following:

         o Lack of development of high speed modems and communication lines;

         o Hardware restrictions, such as bandwidth (amount of data capable of transmission at a single time) and latency (delays introduced by the network); and

         o        Inadequate development of the necessary infrastructure.

         The Internet has experienced, and is expected to continue to experience significant growth in the number of users and volume of traffic. Given this growth, we can not assure you that the Internet infrastructure will provide the required support. The use of the Internet has the potential risk of security, cost, quality of service, and ease of use. In addition to these risks, we operate our own internal network that faces all of the same potential risks.

Our business may be adversely affected by risks related to online games.

         Online games, and particularly multiplayer online games such as our WarBirds(TM) product, have certain inherent risks. Such risks include:

         o Speed and reliability of the Internet and the fact that we do not control the performance of a player's Internet service provider that impacts game performance;

         o Unanticipated player conduct in multi-player games can significantly affect the performance of those games and determine player satisfaction;

         o Uncertainty of whether subscription revenues will be sufficient to maintain the significant support, service and product enhancement demands of online users;

         o Our limited experience in pricing strategies for online games or in predicting usage patterns of our customers; and

         o Our inability to predict the legal standards that may apply to online products in the future.

         o Viability of our online game business, and our ability to compete in this business, will depend significantly on these and other factors outside our control.

Intense competition may adversely affect our operating results.

         The interactive entertainment software industry is intensely and increasingly competitive. Industry competition is based primarily upon:

         o        Product quality and features;

         o        Compatibility of products with popular platforms;

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

         o        Adopt more aggressive pricing policies; and

         o Make higher offers or guarantees to third-party software developers and licensors.

         Increased competition may result in significant price competition, increased product development and production costs and reduced profit margins. Competition may also limit our ability to grow and retain our unique user and subscriber base for online game play. We may not be able to compete successfully against current or future competitors.

STOCK AND MARKET RISKS

Our stock price may be volatile.

         The market price of our common stock has been, and could continue to be, subject to wide fluctuations in response to the following:

         o        Variations in quarterly operating results;

         o        Announcements of new products by us or our competitors;

         o Failures to meet or exceed the expectations of securities analysts or investors;

         o General economic conditions, including without limitation, conditions related to the advertising market; and

         o The delisting of our common stock from The Nasdaq SmallCap Market(TM) and future trading, if any, in the over-the-markets such as the OTC Bulletin Board(R).

         Furthermore, the stock market has experienced significant price and volume fluctuations unrelated or disproportionate to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

As of March 23, 2001, we had 15,914,311 shares of common stock outstanding, of which 15,314,311 are eligible for sale without holding period requirements, although some of these shares are held by affiliates who are subject to volume restrictions on resales.

         Sales of shares of our common stock by existing shareholders could have an adverse effect on our stock price. As of March 23, 2001, we had 15,914,311 shares of common stock outstanding, of which 15,314,311 are eligible for sale. The remaining 600,000 shares are subject to Rule 144 restrictions (including a one-year holding period that expires in June 2001); additionally, the holders of these shares have the right to demand that the Company register their shares at any time, subject to the right of the Company to delay such registration for 60 days under certain circumstances.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

         o One percent (1%) of the then outstanding shares of common stock; or

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

         As of December 31, 2000, we had outstanding:

         o Warrants to purchase an aggregate of approximately 1,210,903 shares of our common stock;

         o 4,910.844 shares of preferred stock that are convertible into up to 5,245,859 shares of our common stock.

         As of December 31, 2000, we have authorized for issuance and outstanding the following options:

         o 2,875,000 shares of our common stock in connection with our 1995 Incentive Stock Option Plan, 1,744,625 of which are outstanding;

         o 2,300,000 shares of our common stock in connection with our 1998 Stock Plan, under which options to purchase 1,665,517 shares are outstanding;

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

The Nasdaq SmallCap Market(TM) intends to cease quoting our common stock for failure to meet the criteria necessary for continued quotation, which may impair our liquidity.

         In October 1999, The Nasdaq National Market(R) ceased quoting our common stock for failure to meet the criteria necessary for continued quotation. Since that time, our common stock has been quoted on the Nasdaq SmallCap Market(TM).

         On January 5, 2001, the Company received a notice from Nasdaq(R) indicating that the Company failed to comply with the annual meeting requirement for continued listing set forth in Marketplace Rules 4350(e) and 4350(g), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market(TM). We subsequently communicated with the Nasdaq(R) staff, who gave us until June 29, to demonstrate compliance. The Company currently intends to hold its annual meeting for the years 2000 and 2001 on or about June 5, 2001.

         However, on December 27, 2000, the Company previously received a notice from Nasdaq(R) indicating that the Company failed to comply with the $1.00 minimum bid requirement for continued listing set forth in Marketplace Rule 4310(c)(8)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market(TM) if it failed to demonstrate compliance within a 90-day grace period. As of the close of business on March 23, 2001, our minimum bid price was $0.1875 per share.

         Consequently, on March 28, 2001, the Company received a Nasdaq(R) Staff Determination that the Company had not demonstrated its ability to comply with the minimum bid price requirement within the 90-day grace period and that its securities will be delisted from The Nasdaq SmallCap Market(TM) at the opening of buisness on April 5, 2001. The Company does not intend to appeal this determination, and expects that following this delisting, trading, if any, in its common stock would thereafter be conducted in the over-the-counter markets such as the OTC Bulletin Board(R).

         As a result of being delisted from The Nasdaq SmallCap Market(TM) and trading in the over-the-counter markets, the liquidity of our stock could be further impaired - not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media, and lower prices for our common stock than might otherwise be attained.

         Continued inclusion on The Nasdaq SmallCap Market(TM) would generally require that we maintain all of the following:

         o at least $2,000,000 in "net tangible assets" (total assets less total liabilities and goodwill) or a market capitalization of at least $35 million or net income in the latest fiscal year or two out of the three latest fiscal years of at least $500,000;

         o        a minimum bid price of the common stock of $1.00 per share;

         o at least 500,000 shares in the public float valued at $1,000,000 or more;

         o        at least two active market makers for our common stock; and

         o at least 300 "round lot holders" (holders of 100 or more shares) of our common stock.

         With respect to the Company's status in relation to The Nasdaq SmallCap Market(TM) standards, we had the following:

         o        $1,731,000 in "net tangible assets" as of December 31, 2000;

         o a minimum bid price of the common stock of $0.1875 per share on March 23, 2001;

         o substantially more than 500,00 shares in the public float valued at substantially more than $1,000,000;

         o        two active market makers for our common stock; and

         o well in excess of the required 300 round lot holders of our common stock.

As a result of our common stock's delisting from The Nasdaq SmallCap Market(TM), investor suitability requirements may adversely affect our stock's liquidity.

         Following our common stock's delisting from The Nasdaq SmallCap Market(TM), it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of shareholders to sell any of the shares of our common stock in the secondary market.

As a result of our common stock's delisting from The Nasdaq SmallCap Market(TM), it may be deemed a "penny stock" and thus require significant disclosure in connection with stock trades, which may adversely affect our stock's liquidity.

         Following our common stock's delisting from The Nasdaq SmallCap Market(TM), we may be subject to the Securities and Exchange Commission's "penny stock" rules. For any transaction involving a penny stock, unless exempt, the rules require:

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

LEGAL RISKS

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

         To license our products to end users, we primarily rely on end-user licenses that are not signed by the end-user. As a result, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of certain wide area networks, particularly the Internet, makes it virtually impossible to control the ultimate destination of our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Unauthorized copying is common within the software industry. A significant amount of unauthorized copying of our products could adversely affect our business. As the number of software products in the industry increases and the functionality of these products further overlap, software developers may become increasingly subject to infringement claims. Third parties may assert infringement claims against us in the future with respect to current or future products. As is common in the industry, from time to time, we receive notices from third parties claiming infringement of intellectual property rights of such parties. We investigate these claims and respond as we deem appropriate. Litigation may be necessary in the future to:

         o        Enforce our intellectual property rights;

         o        Protect our trade secrets;

         o Determine the validity and scope of the proprietary rights of others; or

         o        Defend against claims of infringement of invalidity.

         Even if we win, any such litigation could result in substantial costs and diversion of our resources.

Increases or changes in government regulation could adversely affect our business.

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

         o        Unexpected changes in regulatory requirements;

         o        Tariffs and other barriers;

         o        Potential political and economic instability;

         o        Linguistic and cultural differences;

         o        Differing technology standards; and

         o        Uncertain protection for intellectual property rights.

         We have no control over many of these matters and any of them may adversely affect our business, results of operations and financial condition.

         Revenues from our foreign operations generally are denominated in local currencies. As a result, exchange rate fluctuations between such local currencies and the U.S. dollar will subject us to currency translation risk. We cannot predict whether we will be able to maintain or increase international market demand for our products.

Item 2.  Description of Property

         The Company's lease of approximately 15,000 square feet in an office park in Morrisville, North Carolina expires on March 31, 2001, and the Company has elected not to renew this lease. In 2001, the Company leased approximately 4,000 square feet in an office park in Cary, North Carolina. This new lease is non-cancelable, expires in March 2004, and has annual rental payments of approximately $51,000. As of the date of this report, the Company is in the process of moving into its new facilities in Cary, and by March 31, 2001, all of the Company's operations will be conducted from this new location. The Company believes that the new Cary facilities are suitable for its current and anticipated needs. The Company believes that, if necessary, it can obtain additional leased space or renew its existing lease at similar rates.

Item 3.  Legal Proceedings

         The Company is not currently involved in any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         On October 14, 1999, the Company's common stock began trading on the Nasdaq SmallCap Market(TM) under the symbol "IENT." From July 22, 1998 (the date of the Company's initial public offering) to October 14, 1999, the Company's common stock previously traded on the Nasdaq National Market(R) under the ticker symbol "IMGK," prior to which time there was no public market for the Company's common stock.

         On January 5, 2001, the Copmany received a notice from Nasdaq(R) indicating that the Company failed to comply with the annual meeting requirement for continued listing set forth in Marketplace Rules 4350(e) and 4350(g), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market(TM). We subsequently communicated with the Nasdaq Staff, who gave us until June 29, to demonstrate compliance. The Company currently intends to hold its annual meeting for the years 2000 and 2001 on or about June 5, 2001.

         However, on December 27, 2000, the Company previously received a notice from Nasdaq(R) indicating that the Company failed to comply with the $1.00 minimum bid requirement for continued listing set forth in Marketplace Rule 4310(c)(8)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market(TM) if it failed to demonstrate compliance within a 90-day grace period. As of the close of business on March 23, 2001, our minimum bid price was $0.1875 per share.

         Consequently, on March 28, 2001, the Company received a Nasdaq(R) Staff Determination that the Company did not demonstrate its ability to comply with the minimum bid price requirement within the 90-day grace period and that its securities will be delisted from The Nasdaq SmallCap Market(TM) at the opening of buisness on April 5, 2001. The Company does not intend to appeal this determination, and expects that following this delisting, trading, if any, in its common stock would thereafter be conducted in the over-the-counter markets such as the OTC Bulletin Board(R).

         The following table sets forth the quarterly high and low bid prices during each of the eight quarters shown as reported by Nasdaq(R). These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

                                                                        PRICE
                   Quarter Ended                           High                    Low
                   -------------                           ----                    ---
         March 31, 1999                                   $7.75                 $3.50
         June 30, 1999                                    $4.03                 $2.06
         September 30, 1999                               $3.25                 $0.50
         December 31, 1999                                $2.56                 $0.75
         March 31, 2000                                   $6.69                 $1.81
         June 30, 2000                                    $2.88                 $1.00
         September 30, 2000                               $2.25                 $1.03
         December 31, 2000                                $1.60                 $0.16

         On March 23, 2001, the closing price of the Company's common stock on The Nasdaq SmallCap Market(TM) was $0.25 per share. The Company has approximately 161 holders of record of its common stock and estimates that it has approximately 3,900 beneficial holders.

         DIVIDEND POLICY

         The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

         CHANGES IN SECURITIES

         The Company did not issue any equity securities during the year ended December 31, 2000 that were not registered under the Securities Act of 1933, as amended, except that, in:

         o June 2000, Vertical Financial Holdings purchased 600,000 shares of the Company's common stock for $600,000.

         The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) or Regulation D of the Securities Act. The sale of these securities was without the use of an underwriter, and the certificates for the securities contain a restrictive legend permitting the transfer of such securities only upon registration of the securities or in reliance upon an exemption under the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         The Company is the preferred provider of online games for AT&T WorldNet(R) and operates EarthLink's Games Arena and its own iEntertainment Network proprietary games sites, as well as provides game channel content to Juno, RoadRunner, and the Globe's Happy Puppy site. The Company has established itself as a major provider of online gaming services for Internet service providers ("ISPs"), Internet portals and online services by consistently broadening its audience of users, traffic partner diversification, targeted site development, and marketable advertising impressions. AT&T WorldNet(R) Service's GameHub and Earthlink's The Games Arena, co-branded online gaming channels, have been marketed by AT&T and Earthlink to new subscribers as a premium service included with their subscription. The GameHub site and The Games Arena, as well as Juno, RoadRunner and Happy Puppy game content sites offer consumers a mix of free and pay-per-play games in all categories, including strategy, role playing, simulation, action and parlor games. In addition to games, all co-brands and game content channels offer chat rooms, and advertiser supported e-commerce areas.

         The percentages and dollar amounts in the following discussions have generally been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2000 Compared To Fiscal Year Ended December 31, 1999

         NET REVENUES. During 2000, the Company completed a shift in its focus to an Internet only strategy, with the result being substantial growth in our advertising revenue. The advertising revenue is generally based on:

                  (i) the revenue we received from the number of times an advertisement is displayed on our site, commonly referred to as "cost per thousand impressions," or "CPMs"; and

                  (ii) the number of times users click on an advertisement displayed on our sites, commonly referred to as "cost per click," or "CPCs."

         CPM advertising revenue is recognized during the period that the campaign runs, as is CPC revenue, which is recognized as users click on the ads.

         The Company recognizes Internet advertising revenue generated through third-party agency representation on a net basis, after deduction of agency commission expense. The recognition of revenue in this manner is consistent with the actual cash received. This reporting approach, although it does reduce the Company's reported revenues by the amount of the agency commission, has no impact on cash or earnings. For example, during 1999, the Company reported net advertising and contract revenue of $1,351,000, and recorded $824,000 of advertising agency commission expense. If the Company had recognized revenue on a gross basis, that is prior to deduction for third-party advertising commission, advertising and other revenue would have been $2,175,000. In those instances where the Company's own internal personnel sells advertising direct to the advertiser, there is no outside sales commission, and therefore, revenues are recognized on a gross basis that is consistent with the cash received. In 2000, the Company derived 13% of its advertising revenue from reciprocal advertising arrangements, or "barter."

         The online revenues are generated primarily from pay for play usage for WarBirds(TM) , the Company's award winning World War II air combat simulation game.

         Net revenues increased by $2.7 million, or 62%, from $4.3 million in 1999 to $6.9 million in 2000. The increase in revenue was primarily due to increased advertising and other revenue related to the Company's Internet and online games and services. This increase in advertising and other revenue was due to the significant number of ad impressions and clicks generated at the Company's sites. This growth in advertising activity was a result of the Company's strategic relationships with AT&T WorldNet(R), Earthlink, RoadRunner, Juno, and the Globe, as well as the development of the Company's iEN site; coupled with its full array of free game content.

         The following table summarizes the changes in revenue from 1999 to 2000:

                                                     Year ended December 31
                                                     ----------------------
                                                              ($000)

Revenue for 1999                                            $ 4,260
Decrease in CD-ROM revenue                                     (499)
Decrease in Online revenue                                     (433)
Decrease in Royalty & Licensing                                (318)
Increase in Advertising & Other                               3,901
                                                            -------
Revenue for 2000                                            $ 6,911

         COST OF REVENUES. Cost of revenues consist of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in 2000 decreased by $2.3 million, or 81%, from $2.9 million in 1999 to $0.6 million in 2000. The decrease reflects the virtual elimination of CD-ROM shipments.

         OPERATING EXPENSES. Operating expenses decreased $3.0 million, or 20%, from $14.7 million in 1999 to $11.7 million in 2000. The decline was primarily due to the exit from the CD-ROM business that resulted in decreased general and administrative, and product development expenses, offset by increased sales and marketing expenses related to fulfillment of obligations under the Company's prize point program, as well as goodwill amortization and write off of impaired long-lived assets, primarily the goodwill from the Company's 1999 acquisitions.

         The following table summarizes the changes in operating expenses from 1999 to 2000:

                                                Year ended December 31
                                                ----------------------
                                                           ($000)

Operating Expenses for 1999                             $ 14,659
Increase in Sales and Marketing                              511
Decrease in Product Development                           (3,130)
Decrease in General and Administrative                    (2,428)
Increase in Goodwill Amortization                            270
Increase in Impairment of long-lived assets                1,787
                                                         -------
Operating Expenses for 2000                              $11,669

         SALES AND MARKETING. Sales and marketing expenses increased 0.5 million, or 12%, from $4.4 million in 1999 to $4.9 million in 2000. Significant decreases in personnel costs and advertising were more than offset by prize fulfillment costs and the expense associated with barter advertising revenues.

         PRODUCT DEVELOPMENT. Product development expenses decreased by $3.1 million, or 63%, from $5.0 million in 1999 to $1.9 million in 2000, primarily due to the Company's exit from the CD-ROM business, which more than offset the increased spending for the Company's development of on-line games. Expenses in 1999 included substantial write-offs of capitalized costs relating to abandoned CD-ROM projects.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $2.4 million, or 54%, from $3.9 million in 1999 to $1.5 million in 2000, primarily due to the savings recognized from exiting the CD-ROM business, the consolidation of the Company's Florida and Texas operations to North Carolina, and to the closure of the Company's European operations.

         GOODWILL AND AMORTIZATION. Goodwill and amortization increased $0.3 million, or 20%, from $1.3 million in 1999 to $1.6 million in 2000. This increase resulted from a full year's amortization in 2000 of the MPG-Net acquisition costs that were being amortized to income over a period of 36 months.

         IMPAIRMENT OF LONG-LIVED ASSETS. During 2000, the Company determined, based on an analysis of the estimated undiscounted future cash flows of related operations, that unamortized goodwill related to both the MPG-Net and The Gamers Net acquisitions had become fully and permanently impaired. Accordingly, an impairment loss of $1.7 million was recorded in 2000 to write off the remaining unamortized goodwill balance. The Company also recorded a $0.1 million impairment loss in 2000 related to certain excess equipment, furniture and fixtures.

         OTHER EXPENSE. Other expense decreased by $4.0 million, or 100%, from $4.0 million in 1999, compared to $0.0 million in 2000. This decrease was due to the elimination of the interest expense relating to the recognition of the beneficial conversion feature of the $4,000,000 convertible debenture, and related warrants, which were issued in the first quarter of 1999, as well as the interest expense on these debentures.

         INCOME TAX EXPENSE. The Company recorded $16,000 in income tax expense in 2000, compared to $58,000 for the same period in 1999. The entire tax expense in each period was attributable to earnings in Europe.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been, and will continue to be, significant. To date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering. As of December 31, 2000, the Company had cash and cash equivalents of $0.4 million.

         For the first three months of 2001, the Company has maintained approximately the same amount of cash as at December 31, 2000. This has been accomplished primarily by reducing expenses and carrying and increasing trade payables. The Company's cash flow, however, depends upon numerous factors beyond its control, including the rates and volume of Internet advertising and the pay-for-play gaming market, which have both declined in recent months. If our cash flows from Internet advertising and/or the pay-for-play gaming market continue to decrease, the Company's future liquidity will be adversely affected.

         Furthermore, although the Copmany's cash flow has remained neutral so far this year, its liabilities have been steadily increasing. Consequently, although the Company continues to have cash and cash equivalents of approximately $0.4 million, its auditors have raised substantial doubt about the Company's ability to continue as a going concern. If the Company does not generate sufficient revenues, it may have to raise additional capital, which will result in substantial dilution to the Company's current shareholders. Moreover, as a result of its low stock price and the probable delisting of our common stock from The Nasdaq SmallCap Market(TM), the Company may not be able to raise additional capital or may be able to raise capital only on materially adverse terms.

         The following is a condensed table of cash on hand and major cash flow items:

                                                                      ($000)
                                                                     --------
Cash on hand, December 31, 1999                                       $ 3,092
Net loss                                                               (5,328)
Add:  non-cash charges and expenses                                     3,957
Changes in working capital                                             (1,022)
                                                                     --------

         Net Cash Used in Operations                                   (2,393)
Net software development costs                                           (566)
Net proceeds from issuing common stock                                    783
Other investing and financing activities                                 (539)

Effect of exchange rates on cash and cash equivalents                      60

Net change in cash                                                     (2,655)
                                                                     --------

Cash on hand, December 31, 2000                                        $  437

         Net cash used in operating activities totaled $2.4 million during 2000, compared to $7.2 million during 1999. This decrease was primarily due to exiting the CD-ROM business and increasing the focus on a pure Internet strategy during 2000, resulting in reduced operating cash requirements.

         Net cash used in investing activities totalled $1.0 million during 2000 compared to net cash provided by investing activities of $1.8 million during 1999. Net cash used in investing activities in 2000 resulted primarily from software development costs related to WarBirds III(TM) and to upgrades in the Company's network capacity. Net cash provided by investing activities in 1999 was primarily the result of the net proceeds received by the Company from the sale of its CD-ROM assets.

         Net cash provided by financing activities during 1999 resulted primarily from the issuance of $0.8 million of the Company's common stock. Net cash provided by financing activities amounted to $0.7 million in 2000, as compared to net cash provided by financing activities of $5.6 million during 1999. Net cash provided by financing activities during 1999 resulted primarily from the issuance of the $4 million convertible debenture and related warrants during the first quarter of 1999 and $2.4 million in proceeds from the issuance of the Company's common stock and convertible preferred stock during 1999, partially offset by the $0.4 million repayment of lines of credit and capital lease obligations.

         RECENT ACCOUNTING PRONOUNCEMENTS

         iEntertainment Network recognizes Internet advertising revenue generated through third-party agency representation on a net basis, after deduction of agency commission expense in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued in December

1999. The recognition of revenue in this manner is consistent with the actual cash expected to be received. This reporting approach, although it does reduce the Company's reported revenues by the amount of the agency commission, has zero impact on cash or earnings. In those instances where the Company's own internal sales personnel sell advertising direct to the advertiser, there is no outside sales commission; therefore, revenues are recognized on a gross basis that is also consistent with the cash expected to be received.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 defers for one year the effective date of SFAS 133. The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company's use of derivatives is minimal, management does not anticipate the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Item 7.  Financial Statements

         The response to this item is included in a separate section of this report. See the Consolidated Financial Statements of the Company attached hereto beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

         Information regarding the Company's directors is incorporated by reference to the material under the heading "Election of Directors" in our Proxy Statement with respect to our Annual Meeting of Shareholders we expect to hold on or about June 5, 2001, to be filed under Regulation 14A under the Securities Exchange Act of 1934, as amended.

         Information regarding the Company's executive officers is incorporated by reference to the material under the heading "Executive Officers" in the Proxy Statement.

         Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading "Section 16(a) Beneficial Ownership" in the Proxy Statement.

Item 10.  Executive Compensation

         Information regarding executive compensation is incorporated by reference to the material under the headings "Executive Compensation," "Compensation Philosophy," "Executive Officer Compensation Program" and "Chief Executive Officer Compensation" in the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning (1) any person or group known to the Company to be the beneficial owner of more than five (5%) of its voting stock, and (2) ownership of its equity securities by management is incorporated by reference to the material under the heading "Principal Shareholders and Share Ownership by Management" in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading "Certain Transactions" in the Proxy Statement.

Item 13.  Exhibits and Reports On Form 8-K


         (a)                Exhibits

                            1.01 Underwriting Agreement with Blue Stone Capital Partners, L.P.
                                             (incorporated by reference as
                                             Exhibit 1.01 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            3.01 Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.01 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            3.01(a) Articles of Amendment establishing the Series D Preferred Stock of Interactive Magic, Inc.
                                             (incorporated by reference as
                                             Exhibit 3.01(a) to the Registrant's
                                             Proxy Statement on Form 14A as
                                             filed on December 9, 1999)

                            3.01(b) Articles of Amendment changing the name of the Company to iEntertainment Network, Inc.
                                             (incorporated by reference as
                                             Exhibit 3.01(b) to the Registrant's
                                             Annual Report on Form 10KSB as
                                             filed on March 24, 2000)

                            3.02 Bylaws (incorporated by reference as Exhibit 3.02 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                            4.04 Form of Representatives' Warrant Agreement, including Form of
                                             Warrant Certificate (incorporated
                                             by reference as Exhibit 4.04 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            4.05 Registration Rights Agreement dated August 16, 1999 between Registrant and John W. Stealey (incorporated by reference as Exhibit 4.05 to the Registrant's Current Report on Form 8-K as filed on August 25, 1999)


                            10.01 Stock Purchase Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings (incorporated by reference as Exhibit 10.01 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.02 Investor's Rights Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings (incorporated by reference as Exhibit 10.02 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.03 Marketing Agreement, dated February 4, 1998, between the Company and General Capital (incorporated by reference as Exhibit 10.03 to the Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.04 Merger Agreement, dated as of March 24, 1997, as amended April 2, 1997, by and among the Company,
                                             Interactive Creations Acquisition
                                             Corp., certain shareholders of
                                             Interactive Creations Incorporated
                                             and Interactive Creations
                                             Incorporated (incorporated by
                                             reference as Exhibit 10.04 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.05 Form of Shareholder Agreement between the Company and each shareholder of Interactive
                                             Creations Incorporated
                                             (incorporated by reference as
                                             Exhibit 10.05 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.06 Form of Stock Purchase Warrant issued to each of J.W. Stealey, Robert L. Pickens, Laura Stealey, David H. Kestel, J. Nicholas
                                             England, W. Joseph McClelland, Avi
                                             Suriel, Marion Bass and Oppenheimer
                                             (incorporated by reference as
                                             Exhibit 10.06 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.08 Loan and Security Agreement, dated March 24, 1997, as amended April 1, 1997 (See Exhibit 10.10 below), by and between the Company and Petra Capital LLC (incorporated by reference as Exhibit 10.08 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.09 Stock Purchase Warrant, dated March 24, 1997, as amended April 1, 1997 (See Exhibit 10.10 below), and January 31, 1998, as amended, issued by the Company to Petra
                                             Capital LLC (incorporated by
                                             reference as Exhibit 10.09 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.10            First Amendment to Loan and
                                             Security Agreement and Stock
                                             Purchase Warrant dated April 1,
                                             1997 by and between the Company and
                                             Petra Capital LLC (incorporated by
                                             reference as Exhibit 10.10 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.11 Promissory Note, dated August 25, 1997, issued by the Company to Branch Banking & Trust Company (incorporated by reference as
                                             Exhibit 10.11 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.12 Guaranty Agreement, dated August 25, 1997, between J.W. Stealey and Branch Banking & Trust Company (incorporated by reference as
                                             Exhibit 10.12 to the Registrant's
                                             Registration

                                             Statement on Form SB-2 as filed
                                             on May 28, 1998)

                            10.13 Loan and Security Agreement, dated September 29, 1997, among the
                                             Company, iMagic Online Corporation
                                             and Oberlin Capital, L.P.
                                             (incorporated by reference as
                                             Exhibit 10.13 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.14 Loan and Security Agreement, dated April 30, 1997, between Greyrock Business Credit, a Division of NationsCredit Commercial
                                             Corporation, and the Company
                                             (incorporated by reference as
                                             Exhibit 10.14 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.15 Lease Agreement, dated December 4, 1995, as amended February 7, 1996, by and between Southport Business Park Limited Partnership and the Company (incorporated by reference as Exhibit 10.15 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.16 Employment Agreement, dated January 3, 1995, between the Company and J.W. Stealey, as amended
                                             (incorporated by reference as
                                             Exhibit 10.16 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.17 Employment Agreement, dated January 3, 1995, between the Company and Robert L. Pickens, as amended
                                             (incorporated by reference as
                                             Exhibit 10.17 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.18 Employment Agreement, dated March 25, 1996 between the Company and William J. Kaluza (incorporated by reference as Exhibit 10.18 to the Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.19 Employment Agreement, dated January 3, 1995, between the Company and Joseph Rutledge, and form of amendment thereto (incorporated by
                                             reference as Exhibit 10.19 to the
                                             Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.20            Employment Agreement, dated
                                             February 1, 1995, between the
                                             Company and Raymond Rutledge, and
                                             form of amendment thereto
                                             (incorporated by reference as
                                             Exhibit 10.20 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.22 1995 Incentive Stock Option Plan (incorporated by reference as
                                             Exhibit 10.22 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.23 ICI Stock Option Plan (incorporated by reference as Exhibit

                                             10.23 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.24 1998 Stock Plan (incorporated by reference as Exhibit 10.24 the Registrant's Registration Statement
                                             on Form SB-2 as filed on May 28,
                                             1998)

                            10.25 1998 Employee Stock Purchase Plan (incorporated by reference as
                                             Exhibit 10.25 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.26 Letter Agreement, dated as of May 27, 1998, by and among the Company and the holders of the Company's outstanding Series B Preferred Stock (incorporated by reference as
                                             Exhibit 10.26 to the Registrant's
                                             Registration Statement on Form SB-2
                                             as filed on May 28, 1998)

                            10.27 Amendment No. 1 dated February 12, 1999 to the Merger Agreement
                                             (incorporated by reference as
                                             Exhibit 3.01(a) to the Registrant's
                                             Current Report on Form 8-K as filed
                                             on February 22, 1999)

                            10.28 Securities Purchase Agreement dated as of January 25, 1999 between the Company and RGC International
                                             Investors LDC ("RGC") (incorporated
                                             by reference as Exhibit 10.28 to
                                             the Registrant's Current Report on
                                             Form 8-K as filed on January 29,
                                             1999)

                            10.29 Promissory Note dated January 26, 1999 issued by the Company to RGC ("Note") (incorporated by reference as Exhibit 10.29 to the
                                             Registrant's Current Report on Form
                                             8-K as filed on January 29, 1999)

                            10.30 Registration Rights Agreement dated as of January 25, 1999 between the Company and RGC (incorporated by reference as Exhibit 10.30 to the Registrant's Current Report on Form 8-K as filed on January 29, 1999)

                            10.31 Form of Warrant issuable by the Company pursuant to the Note
                                             (incorporated by reference as
                                             Exhibit 10.31 to the Registrant's
                                             Current Report on Form 8-K as filed
                                             on January 29, 1999)

                            10.33 Escrow Agreement dated as of February 12, 1999 by and among the Company, Branch Banking and Trust Company, Multiplayer Games Network, Inc., Tantalus, Inc. and James Hettinger (incorporated by reference as Exhibit 10.33 to the Registrant's Current Report on Form 8-K as filed on February 22, 1999)

                            10.34 Registration Rights Agreement dated as of February 12, 1999 by and among the Company, Multiplayer Games Network, Inc. and Tantalus, Inc. (incorporated by reference as
                                             Exhibit 10.34 to the

                                             Registrant's Current Report on Form
                                             8-K as filed on January 29, 1999)

                            10.35 Registration Rights Agreement dated as of February 12, 1999 by and among the Company, Andrew G. Burch, IFM Venture Group and James Bailey (incorporated by reference as
                                             Exhibit 10.35 to the Registrant's
                                             Current Report on Form 8-K as filed
                                             on January 29, 1999)

                            10.36 Agreement Regarding Assignment of Contracts dated as of May 25, 1999, between Registrant and Ubi Soft Entertainment S.A. (incorporated by reference as Exhibit 10.36 to the Registrant's Current Report on Form 8-K as filed on July 15, 1999)

                            10.37 Online Rights License Agreement dated effective June 28, 1999 between the Registrant and Ubi Soft Entertainment S.A. (incorporated by reference as Exhibit 10.37 to the Registrant's Current Report on Form 8-K as filed on July 15, 1999)

                            10.37(a) Securities Purchase and Exchange Agreement dated November 8, 1999 between Interactive Magic, Inc. and RGC International Investors, LDC (incorporated by reference as
                                             Exhibit 10.37(a) to the
                                             Registrant's Proxy Statement on
                                             Form 14A as filed on December 9,
                                             1999)

                            10.38 Registration Rights Agreement dated November 11, 1999 by and among Interactive Magic, Inc., Vertical Financial Holdings, J.W. Stealey and Value Management & Research AG (incorporated by reference as
                                             Exhibit 10.38 to the Registrant's
                                             Proxy Statement on Form 14A as
                                             filed on December 9, 1999)

                            10.39 Employment Agreement, dated October 27, 1999, between the Company and Michael Pearce (incorporated by reference as Exhibit 10.39 to the Registrant's Proxy Statement on Form 14A as filed on December 9,
                                             1999)

                            10.40            Memo of Understanding with Joseph
                                             F. Rutledge (incorporated by
                                             reference as Exhibit 10.40 to the
                                             Registrant's Proxy Statement on
                                             Form 14A as filed on December 9,
                                             1999)

                            10.41 Independent Contractor Agreement with Joseph F. Rutledge
                                             (incorporated by reference as
                                             Exhibit 10.41 to the Registrant's
                                             Proxy Statement on Form 14A as
                                             filed on December 9, 1999)

                            10.42            Memo of Understanding with Raymond
                                             E. Rutledge (incorporated by
                                             reference as Exhibit 10.42 to the
                                             Registrant's Proxy Statement on
                                             Form 14A as filed on December 9,
                                             1999)

                            10.43 Independent Contractor Agreement with Raymond E. Rutledge
                                             (incorporated by reference as
                                             Exhibit 10.43 to the Registrant's
                                             Proxy Statement on Form 14A as
                                             filed on December 9, 1999)

                            21.1             Subsidiaries of the Company

                            23.1             Consent of Independent Auditors

         -----------------------------------------------------------------------

(c)      Reports on Form 8-K

         During the quarter ended December 31, 2000, the Registrant filed a current report on Form 8-K under Items 5 and 7 on December 22, 2000.

                          IEntertainment Network, Inc.
                        Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999

                                    CONTENTS

Report of Independent Auditors..........................................F-1
Consolidated Financial Statements
Consolidated Balance Sheets.............................................F-2
Consolidated Statements of Operations...................................F-4
Consolidated Statements of Stockholders' Equity.........................F-5
Consolidated Statements of Cash Flows...................................F-7
Notes to Consolidated Financial Statements..............................F-9

                         Report of Independent Auditors


The Board of Directors and Stockholders
iEntertainment Network, Inc.

We have audited the accompanying consolidated balance sheets of iEntertainment Network, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iEntertainment Network, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that iEntertainment Network, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



February 28, 2001
                          iEntertainment Network, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                                          December 31
                                                                                    2000              1999
                                                                              ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $      437       $    3,092
   Trade receivables, net of allowances of $80 and $241 at December
      31, 2000 and 1999, respectively                                                    814              421
   Advance royalties, net                                                                  -               44
   Software development costs, net                                                       658               92
   Prepaid expenses and other                                                            169               94
                                                                              ------------------------------------
Total current assets                                                                   2,078            3,743

Property and equipment, net                                                              914              714

Noncurrent assets:
   Royalties receivable                                                                    -               80
   Goodwill, net of accumulated amortization of $4,661 and $1,332 at
      December 31, 2000 and 1999, respectively                                             -            3,329
   Other                                                                                  18               10
                                                                              ------------------------------------
Total noncurrent assets                                                                   18            3,419









                                                                              ------------------------------------
Total assets                                                                      $    3,010       $    7,876
                                                                              ====================================

                                                                                            December 31
                                                                                      2000              1999
                                                                                ------------------------------------
Liabilities, redeemable preferred stock and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                           $    1,181       $    2,258
   Royalties and commissions payable                                                        -              120
   Current portion of capital lease obligations                                            36               55
                                                                                ------------------------------------
Total current liabilities                                                               1,217            2,433

   Capital lease obligations, less current portion                                         43               29

   Series D Redeemable Convertible Preferred Stock, $.10 par value; liquidation and stated value of $1,000 per share, plus accumulated accretion; 4,911 shares authorized, issued and outstanding at December
      31, 1999 (Note 10)                                                                    -            4,951

Stockholders' equity:

   Series D Convertible Preferred Stock $.10 par value; liquidation and stated
      value of $1,000 per share, plus accumulated accretion, 4,911 shares
      authorized, issued and outstanding at December 31, 2000 (Note 10)                 5,246                -
   Common stock, $.10 par value; 50,000,000 shares authorized; 15,914,311 and
      14,722,203 shares issued and outstanding at December 31, 2000 and 1999,
      respectively                                                                      1,591            1,472
   Additional paid-in capital                                                          38,157           36,672
   Accumulated deficit                                                                (43,188)         (37,565)
   Accumulated other comprehensive loss                                                   (56)            (116)
                                                                                ------------------------------------
Total stockholders' equity                                                              1,750              463
                                                                                ------------------------------------

Total liabilities, redeemable preferred stock and stockholders' equity             $    3,010       $    7,876
                                                                                ====================================


See accompanying notes.

                          iEntertainment Network, Inc.

                            Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                                                        Year ended December 31
                                                                                        2000             1999
                                                                                  -----------------------------------
Net revenues:
   CD-ROM product sales                                                               $       111      $       610
   Online sales                                                                             1,426            1,859
   Advertising and contract revenue                                                         5,252            1,351
   Royalties and licenses                                                                     122              440
                                                                                  -----------------------------------
Total net revenues                                                                          6,911            4,260

Cost of revenues:
   Cost of products and services                                                              128            2,516
   Royalties and amortized software costs                                                     423              341
                                                                                  -----------------------------------
Total cost of revenues                                                                        551            2,857
                                                                                  -----------------------------------
Gross profit                                                                                6,360            1,403

Operating expenses:
   Sales and marketing                                                                      4,923            4,411
   Product development                                                                      1,856            4,987
   General and administrative                                                               1,501            3,929
   Goodwill amortization                                                                    1,602            1,332
   Impairment of long-lived assets                                                          1,787                -
                                                                                  -----------------------------------
Total operating expenses                                                                   11,669           14,659
                                                                                  -----------------------------------
Operating loss                                                                             (5,309)         (13,256)

Other (income) expense:
   Interest (income) expense - third parties                                                  (49)           4,649
   Interest expense - related parties                                                           -              130
   Other                                                                                       52             (768)
                                                                                  -----------------------------------
Total other expense                                                                             3            4,011
                                                                                  -----------------------------------
Loss before income taxes and extraordinary item                                            (5,312)         (17,267)
Income tax expense                                                                            (16)             (58)
                                                                                  -----------------------------------
Loss before extraordinary item                                                             (5,328)         (17,325)
Extraordinary gain on early extinguishment of debt                                              -            5,662
                                                                                  -----------------------------------
Net loss                                                                                   (5,328)         (11,663)
Accretion of Series D preferred stock                                                        (295)             (40)
                                                                                  -----------------------------------
Net loss available to common stockholders                                            $     (5,623)    $    (11,703)
                                                                                  ===================================

Basic and diluted loss per share:
   Loss before extraordinary item                                                    $     (0.37)     $     (1.51)
   Extraordinary gain                                                                           -            0.49
                                                                                  -----------------------------------
   Net loss per share                                                                $     (0.37)     $     (1.02)
                                                                                  ===================================
Weighted average shares used in computing basic and diluted loss per
    share                                                                              15,399,036      11,448,186
                                                                                  ===================================

                          iEntertainment Network, Inc.

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                                                       Series D Preferred Stock           Common Stock
                                                                   -----------------------------------------------------------
                                                                        Shares          Amount        Shares       Amount
                                                                   -----------------------------------------------------------
     Balance at December 31, 1998                                          -          $      -       9,850,867   $     985
        Exercise of stock options and issuance of shares for
          services                                                         -                 -         180,407          18
        Beneficial conversion feature of convertible debenture
          and related contingently issuable warrants (Note 8)              -                 -               -           -
        Issuance of common stock for the acquisition of
          MPG-Net and The Gamers Net (Note 2)                              -                 -         857,143          86
        Partial conversion of debenture into common stock (Note
          8)                                                               -                 -       1,683,786         168
        Issuance of common stock (Note 10)                                 -                 -       2,150,000         215
        Issuance of redeemable convertible preferred stock for
          extinguishment of debenture (Note 10)                            -                 -               -           -
        Issuance of warrants                                               -                 -               -           -
        Accretion of redeemable preferred stock                            -                 -               -           -
        Comprehensive loss:
          Net loss                                                         -                 -               -           -
          Cumulative translation adjustment                                -                 -               -           -
        Total comprehensive loss                                           -                 -               -           -
                                                                   -----------------------------------------------------------
     Balance at December 31, 1999                                          -                 -      14,722,203       1,472
        Exercise of stock options and issuance of shares for
          services                                                         -                 -         514,688          51
        Issuance of common stock (Note 10)                                 -                 -         600,000          60
        Issuance of warrants                                               -                 -               -           -
        Issuance of shares for services and settlement of
         indebtedness                                                      -                 -          77,420           8
        Compensation related to modification of options on
         termination                                                       -                 -               -           -
        Reclassification of Series D preferred stock into equity
         (Note 10)                                                     4,911             4,951               -           -
        Accretion of Series D preferred stock                              -               295               -           -
        Comprehensive loss:                                                                                  -
          Net loss                                                         -                 -               -           -
          Cumulative translation adjustment                                -                 -               -           -
        Total comprehensive loss                                           -                 -               -           -
                                                                   -----------------------------------------------------------
     Balance at December 31, 2000                                      4,911          $  5,246      15,914,311   $   1,591
                                                                   ===========================================================


                    Accumulated
      Additional       Other
       Paid-In     Comprehensive   Accumulated
       Capital         Loss          Deficit         Total
     -----------------------------------------------------------
     $  31,522      $        (94)    $ (25,862)    $    6,551

            378                -             -            396

          4,000                -             -          4,000

          4,060                -             -          4,146
            663                -             -            831
          1,932                -             -          2,147

         (6,479)               -             -         (6,479)
            596                -             -            596
              -                -           (40)           (40)

              -                -       (11,663)       (11,663)
              -              (22)            -            (22)
                                                ----------------
              -                -             -        (11,685)
     -----------------------------------------------------------
         36,672             (116)      (37,565)           463
            599                -             -            650
            488                -             -            548
             38                -             -             38
            292                -             -            300

             68                -             -             68

              -                -             -          4,951
              -                -          (295)             -

              -                -        (5,328)        (5,328)
              -               60             -             60
                                                ----------------
              -                -             -         (5,268)
     -----------------------------------------------------------
       $ 38,157     $        (56)    $ (43,188)    $    1,750
     ===========================================================


See accompanying notes.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                      Year ended December 31
                                                                                      2000              1999
                                                                                ------------------------------------
Operating activities
Net loss                                                                              $ (5,328)       $ (11,663)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash compensation expense                                                           79               48
     Issuance of common stock for services                                                 215               61
     Depreciation and amortization                                                         274              560
     Goodwill amortization                                                               1,602            1,332
     Impairment of long-lived assets                                                     1,787                -
     Extraordinary gain                                                                      -           (5,662)
     Gain on disposition of CD-ROM advance royalty assets                                    -             (855)
     Loss on disposal of equipment                                                           -              231
     Issuance of warrants                                                                    -              206
     Amortization of capitalized software development costs                                  -              948
     Noncash interest expense                                                                -            3,652
     Write-down of remaining CD-ROM assets                                                   -            2,240
     Changes in operating assets and liabilities:
       Trade and royalties receivable                                                     (313)           1,238
       Inventories                                                                           -              492
       Advance royalties                                                                    44             (519)
       Prepaid expenses and other current and noncurrent assets                            (83)              30
       Accounts payable and accrued expenses                                              (550)           1,029
       Royalties and commissions payable                                                  (120)            (648)
       Accrued interest                                                                      -               66
                                                                                ------------------------------------
Net cash used in operating activities                                                   (2,393)          (7,214)

Investing activities
Acquisition of MPG-Net, Inc.                                                                 -              (15)
Net proceeds from disposition of CD-ROM assets (Note 1)                                      -            2,315
Increase in note receivable                                                                  -             (200)
Purchase of property and equipment                                                        (476)            (213)
Software development costs                                                                (566)            (128)
                                                                                ------------------------------------
Net cash (used in) provided by investing activities                                     (1,042)           1,759

                          iEntertainment Network, Inc.

                                 (In Thousands)


                                                                                          December 31
                                                                                    2000               1999
                                                                             ---------------------------------------
Financing activities
Proceeds from issuance of common stock                                                  783              1,252

Proceeds from issuance of redeemable convertible preferred stock                          -              1,100
Proceeds from long-term debt                                                              -              3,660
Net payment on lines-of-credit                                                            -               (348)
Payments on capital lease obligations                                                   (63)               (38)
                                                                             ---------------------------------------
Net cash provided by financing activities                                               720              5,626

Effect of currency exchange rate changes on cash and cash equivalents                    60                (22)
                                                                             ---------------------------------------
Net (decrease) increase in cash and cash equivalents                                 (2,655)               149
Cash and cash equivalents at beginning of year                                        3,092              2,943
                                                                             ---------------------------------------
Cash and cash equivalents at end of year                                         $      437         $    3,092
                                                                             =======================================

Supplemental disclosure of cash flow information
Cash paid for interest                                                            $      58         $     112
                                                                              ======================================
Cash paid for income taxes                                                        $       -         $      41
                                                                              ======================================

Noncash investing and financing activities
Issuance of common stock in settlement of liabilities                            $      527        $        -
                                                                              ======================================
Fixed assets acquired under capital lease                                        $       58        $        -
                                                                              ======================================
Issuance of redeemable convertible preferred stock for extinguishment of
    debenture and accrued interest                                               $        -        $    3,811
                                                                              ======================================

Issuance of common stock to stockholder in exchange for accrued interest and
    stockholder's assumption of outstanding line of credit                       $        -        $    1,183
                                                                              ======================================
Issuance of warrants to broker in connection with convertible debenture
    (Note 8)                                                                     $        -        $      390
                                                                              ======================================
Contingently issuable warrants provided to holder of convertible
    debenture (Note 8)                                                           $        -        $    1,067
                                                                              ======================================
Partial conversion of debenture into common stock                                $        -        $      831
                                                                              ======================================
Issuance of common stock for acquisition of MPG-Net, Inc. and The Gamers
    Net, Inc.                                                                    $        -        $    4,146
                                                                              ======================================

See accompanying notes.

                          iEntertainment Network, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


1. Description of Business and Significant Accounting Policies

Description of Business

iEntertainment Network, Inc. (the "Company") is a developer and publisher of Internet games and an operator of online game services. The Company develops and publishes proprietary online multi-player games and has built an Internet distribution infrastructure which offers online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games. Effective December 30, 1999, the Company changed its name from Interactive Magic, Inc. to iEntertainment Network, Inc.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. and Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5.6 million in 2000 and $11.7 million in 1999, had a limited amount of cash as of December 31, 2000, and has been unable to consistently generate positive cash flows. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing necessary to continue development and growth of its products and services and to satisfy its obligations and ultimately to achieve profitable operations. In this regard, management will be required to raise additional financing in the near future. However, there can be no assurances that management will be successful in executing its plans to fund operations.

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Disposition of CD-ROM Assets

On May 25, 1999, the Company executed an Agreement Regarding Assignment of Contracts (the "Agreement") to sell its rights under certain development contracts for CD-ROM products between the Company and third party developers (and assume certain liabilities thereto) for $2.5 million thereby exiting the CD-ROM portion of its business. The Agreement provided, however, a license by which the Company can continue to use these products for Internet gaming purposes. The transaction was consummated on June 30, 1999. Cash proceeds to the Company, net of related expenses, were $2.3 million. The carrying value of net assets sold (primarily CD-ROM advance royalties) was $1.6 million. The Company recognized a gain of $855,000 related to the sale, which is included in other (income) expense in the 1999 consolidated statements of operations.

In connection with the disposition of its CD-ROM assets, the Company decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at December 31, 2000 and 1999 was $195,000 and $692,000, respectively, and is reflected in accounts payable and accrued expenses in the consolidated balance sheets. In the first quarter of 2000, the Company settled outstanding liabilities with its two largest CD-ROM distributors by paying $250,000 in cash and issuing common stock valued at $300,000. The Company recognized a gain of $265,000 related to these settlements, which is included in general and administrative expense in the December 31, 2000 consolidated statement of operations.

During the fourth quarter of 1999, management of the Company decided to close its European operations, which historically had supported its CD-ROM business. The Company recorded a charge to operating expenses in the fourth quarter, which consisted primarily of lease termination fees and severance for four employees. These termination costs are included in accounts payable and accrued expenses in the December 31, 1999 consolidated balance sheet.

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include amounts in demand deposit accounts and investments with an original maturity date of three months or less when purchased.

Advance Royalties

Advance royalties represent prepayments made to independent software developers under development agreements. Advance royalties are expensed as part of royalties and amortized software costs at the greater of straight-line over the term of the contract or the contractual royalty rate based on actual net advertising revenues. Management continuously evaluates the future realization of advance royalties, and charges to cost of revenues any amount that management deems unlikely to be realized through gaming revenues at the contractual royalty rate. At December 31, 2000 and 1999, there were no reserves for advance royalties.

Property and Equipment

Property and equipment are stated at cost. Depreciation for equipment, furniture and fixtures and purchased software is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the remaining lease term, whichever is less (Note 3).

Goodwill

The Company had classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill was being amortized on a straight-line basis over two to three years. On an ongoing basis, the Company assessed the recoverability of its goodwill by determining its ability to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. During fiscal year 2000, the Company determined goodwill to be unrecoverable based on undiscounted future cash flows and unamortized balances were deemed impaired and written-off (Note 4).

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Software Development Costs

The Company capitalizes costs incurred in the development of its gaming software. Capitalization of such costs is discontinued when a product is available for general release to customers. Capitalized software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers.

Fair Value of Financial Instruments

The carrying values of trade and royalties receivable, accounts payable and accrued expenses, lines of credit and redeemable convertible preferred stock approximate fair values at December 31, 2000 and 1999.

Revenue Recognition

Revenue from pay-for-play online sales is recognized at the time the game is played and is based upon actual usage by the customer on an hourly basis. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company recorded barter revenue and expense under the criteria established by the Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transaction" of $588,000 and $48,000 for the years ended December 31, 2000 and 1999, respectively. Barter expense is included in sales and marketing expenses in the consolidated statements of operations. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Revenue Recognition (continued)

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company adopted the provisions of SAB No. 101 effective January 1, 2001 and retroactively applied the presentation guidance, thereby revising its 1999 reporting to present its advertising revenues net of administrative fees.

Revenue from CD-ROM product sales was recognized at the time of product shipment. Revenue from royalties and licenses was recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue was recognized upon delivery of the product master or the first copy provided collectibility was probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepts product returns and provides price protection on certain unsold merchandise. Revenue was recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs.

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

1. Description of Business and Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The accounts receivable allowances at December 31, 2000 and 1999 include a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

Product Development

Product development expenses (excluding capitalized software development costs) are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $2,624,000 and $1,582,000 for the years ended December 31, 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts, sales returns and allowances, warranty provisions, and estimates regarding the recoverability of prepaid royalty advances, inventory and long-lived assets. Actual results could differ from those estimates.

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

1. Description of Business and Significant Accounting Policies (continued)

Employee Stock Compensation

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and make the required pro forma disclosures required by SFAS No. 123 (Note 10). Under APB No. 25, if the exercise price of the Company's employee stock options is not less than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

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

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is required to be adopted in years beginning after June 15, 2000. The Company plans to adopt the new statement effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant affect on earnings or the consolidated financial position of the Company.

                          iEntertainment Network, Inc.

2. Business Combinations

On February 12, 1999, the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. MPG-Net was primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and, accordingly, the operating results of MPG-Net have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million was amortized on a straight-line basis until December 31, 2000, when it was written-off (Note 4).

The following unaudited consolidated pro forma data summarizes the combined operating results of the Company and MPG-Net as if the acquisition had occurred at January 1, 1999:

                                                             Year ended
                                                            December 31
                                                                1999
                                                         -------------------

Net revenues                                                 $     4,354
Loss before extraordinary item                                   (17,785)
Net loss                                                         (12,123)
Net loss per share                                                (1.05)

On August 27, 1999, the Company acquired the right, title and interest in and to all of the tangible and intangible assets of Virtual Business Designs, Inc., doing business as The Gamers Net ("The Gamers Net"), for 107,143 shares of its common stock valued at approximately $288,000. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16 and, accordingly, the operating results of The Gamers Net have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired was amortized on a straight-line basis until December 31, 2000, when it was written-off (Note 4).

                          iEntertainment Network, Inc.

3.  Property and Equipment

Property and equipment consists of the following (in thousands):

                                                                                         December 31
                                                                                    2000              1999
                                                                             -------------------------------------

    Equipment                                                                   $     842         $   1,063
    Furniture and fixtures                                                            128               147
    Software                                                                          914               450
    Leasehold improvements                                                              5                56
                                                                             -------------------------------------
                                                                                    1,889             1,716
    Less accumulated depreciation and amortization                                   (975)           (1,002)
                                                                             -------------------------------------
                                                                                $     914         $     714
                                                                             =====================================

Depreciation expense for the years ended December 31, 2000 and 1999, respectively, was $274,000 and $560,000, including amortization of equipment leased under capital leases of $62,000 and $19,000, respectively. During the fourth quarter of 2000, the Company significantly reduced its workforce, determined certain property and equipment was unnecessary for ongoing operations and evaluated these assets for impairment. Based on an analysis of estimated future cash flows, management property and equipment with a net book value of $60,000 was impaired and written off as of December 31, 2000 (Note 4).

4.  Impairment of Long-Lived Assets

During the second half of fiscal 2000, the Company experienced a significant revenue stream reduction as a result of a downturn in the online advertising market, which indicated potential impairment of its recorded goodwill values. The Company determined that unamortized goodwill relating to both MPG-Net and The Gamers Net had become fully and permanently impaired. This decision was based on an analysis of the estimated undiscounted future cash flows of the associated operations. Accordingly, an impairment loss of $1,727,000 was recorded and is included in the consolidated statements of operations as impairment of long-lived assets. Goodwill and the associated accumulated amortization were written off in conjunction with the impairment.

                          iEntertainment Network, Inc.

4.  Impairment of Long-Lived Assets (continued)

During the fourth quarter of 2000, the Company also significantly decreased its workforce and re-evaluated the amount of property and equipment required to sustain its ongoing operations. The Company determined certain excess equipment, furniture and fixtures had become permanently impaired. This evaluation was based on an analysis of the estimated future cash flows related to these assets. Accordingly, an impairment loss of $60,000 was recorded. The historical costs and depreciation for these assets were properly written-off.

5.  Capitalized Software Development Costs

Information related to net capitalized software development costs is as follows at December 31 (in thousands):


                                                                                    2000             1999
                                                                             ------------------------------------
   Balance at beginning of year                                                 $      92         $     912
   Capitalized                                                                        658               128
   Amortized                                                                          (92)             (948)
                                                                             ------------------------------------
   Balance at end of year                                                       $     658         $      92
                                                                             ====================================

6. Lines of Credit

During 1999, the Company maintained a revolving line of credit arrangement with a bank for up to $2,750,000. The principal balance outstanding at any point in time was payable on demand with interest payable monthly at the current prime rate. The weighted-average interest rate on the line of credit was 7.8%. Advances on the line of credit were collateralized by a personal guarantee of the Company's majority stockholder. In consideration for this guarantee, the Company was obliged to pay the stockholder as additional interest expense an amount equal to 6% of the outstanding balance on the line of credit. For the year ended December 31, 1999 the Company incurred $57,000 relating to this guarantee. In November 1999, the stockholder assumed the $1,000,000 outstanding balance on the line of credit in exchange for the Company issuing 1,000,000 shares of its common stock to the stockholder.

                          iEntertainment Network, Inc.

7.  Accrued Liability for Prize Points

The Company has operated a prize point system for the users of its online games. In 2000, prize points were redeemable for cash. In 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash. The Company has recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed.

8. Long-Term Debt

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

8. Long-Term Debt (continued)

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

                          iEntertainment Network, Inc.

8. Long-Term Debt (continued)

On November 11, 1999, the Company extinguished the remainder of its obligation to the holder of the debenture in exchange for 3,810.844 shares of the Company's newly created Series D Redeemable Convertible Preferred Stock ("Series D Preferred") with a stated value of $1,000 per share. Contemporaneously, the Company issued 1,100 shares of Series D Preferred to the holder of the debenture for $1.1 million. On November 11, 1999, the debenture had an outstanding principal balance of approximately $3.3 million and a net carrying value of $2.2 million. At the date of extinguishment, accrued interest and penalties related to the debenture totaled $760,000. The Company recognized an extraordinary gain of $5.7 million as a result of this extinguishment. In connection with this extinguishment, the contingently issuable warrants were terminated.

9. Leases

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2001. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (in thousands):

                                                                                      December 31
                                                                                 2000              1999
                                                                           -----------------------------------
   Leased equipment                                                            $    221          $    164
   Leased furniture and fixtures                                                     53                53
                                                                           -----------------------------------
                                                                                    274               217
   Less:  accumulated amortization                                                 (168)             (106)
                                                                           -----------------------------------
                                                                               $    106          $    111
                                                                           ===================================

                          iEntertainment Network, Inc.

9. Leases (continued)

The following is a schedule of future minimum lease payments for capital and operating leases for the years ending December 31 (in thousands):

                                                                                 Capital           Operating
                                                                                 Leases              Leases
                                                                           ---------------------------------------

     2001                                                                       $    44             $   108
     2002                                                                            35                  52
     2003                                                                            11                  51
     2004                                                                             -                  13
                                                                           ---------------------------------------
     Total future minimum lease payments                                             90             $   224
                                                                                               ===================
     Less: amounts representing interest                                            (11)
                                                                           --------------------
     Present value of future minimum lease payments                                  79
     Less: current portion                                                          (36)
                                                                           --------------------
                                                                                $    43
                                                                           ====================


Total rent expense incurred was approximately $255,000 and $518,000 for the years ended December 31, 2000 and 1999, respectively.

10. Stockholders' Equity and Redeemable Convertible Preferred Stock

Recapitalization

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

                          iEntertainment Network, Inc.

10. Stockholders' Equity and Redeemable Convertible Preferred Stock (continued)

o The former chief executive officer ("CEO") of the Company released the Company from its line of credit indebtedness to a bank in the amount of $1,000,000 in exchange for 1,000,000 shares of common stock. Also, in connection with the CEO's resignation on August 16, 1999, the Company accrued severance consisting of $200,000 and 50,000 shares of the Company's common stock. The former CEO also agreed to waive interest due him from the Company in the amount of $183,000 related to a personal guarantee of the Company's line of credit (Note 6).

The Company incurred approximately $137,000 in costs associated with the filing of a registration statement for the underlying shares of common stock included in the above transactions.

Series D Redeemable Convertible Preferred Stock

The following is a summary of the terms of the Series D Preferred Stock:

Dividends

There are no dividends automatically payable on the Series D Preferred. No dividends may be paid to the common stockholders while any Series D shares are outstanding.

Liquidation Preferences

Upon any liquidation, dissolution or winding up of the Company, before anything can be paid to the holders of common stock, the holders of the Series D Preferred will be entitled to receive $1,000 per share, plus an amount equal to a 6% annual return on that amount since the November 1999 issuance date and any penalty amounts due thereunder.

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

                           Entertainment Network, Inc.

10. Stockholders' Equity and Redeemable Convertible Preferred Stock (continued)

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

A registration statement was filed and became effective in March 2000 which removed the redemption feature that was outside the control of the Company. Accordingly, the Company reclassified the Series D preferred stock to permanent equity during the first quarter of 2000.

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the years ended December 31, 2000 and 1999, the recorded accretion was 295,000 and $40,000, respectively. Accumulated accretion at December 31, 2000 and 1999 was $335,000 and $40,000, respectively.

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

                          iEntertainment Network, Inc.

10. Stockholders' Equity and Redeemable Convertible Preferred Stock (continued)

Voting

The Series D Preferred has no voting rights other than as provided by law and except that the approval of the holders of a majority of the outstanding Series D Preferred is required for: (1) any adverse change to the rights of the Series D Preferred; (2) the creation of additional securities having senior or equal rights; (3) an increase in the authorized number of shares of Series D Preferred; (4) an increase in the par value of the common stock; or (5) any action that would result in certain taxes being imposed on the Series D Preferred.

11. Stock Options, Stock Plans and Warrants

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

                          iEntertainment Network, Inc.

11. Stock Options, Stock Plans and Warrants (continued)

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

                          iEntertainment Network, Inc.

11. Stock Options, Stock Plans and Warrants (continued)

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

The following table summarizes the ISO and PSO activity under the Company's 1995 and 1998 Stock Plans:


                                                                                                             Weighted-
                                                               Shares          Shares                         Average
                                                              Available       Available                      Exercise
                                                             for Grant -     for Grant -       Options       Price Per
                                                             1995 Plans      1998 Plans      Outstanding       Share
                                                           --------------------------------------------------------------
Balances at December 31, 1998                                 1,011,835        218,383       2,016,819        $  2.91
   Options authorized for grant                                       -      1,000,000               -           -
   Options granted                                           (1,296,500)    (1,602,446)      2,898,946           2.07
   Options exercised                                                  -              -        (180,407)          1.96
   Options canceled                                             517,081        464,483        (981,564)          4.26
                                                           --------------------------------------------------------------
Balances at December 31, 1999                                   232,416         80,420       3,753,794           1.95
   Options authorized for grant                                       -        500,000               -           -
   Options granted                                             (338,132)      (555,955)        894,087           1.76
   Options exercised                                                  -              -        (514,688)          1.28
   Options canceled                                             437,701        285,350        (723,051)          3.32
                                                           --------------------------------------------------------------
Balances at December 31, 2000                                   331,985        309,815       3,410,142        $  1.82
                                                           ==============================================================


                          iEntertainment Network, Inc.

11. Stock Options, Stock Plans and Warrants (continued)

The following summarizes information about the Company's stock options outstanding at December 31, 2000:

                                             Options Outstanding                         Options Exercisable
                              -------------------------------------------------    --------------------------------
                                                    Weighted
                                                    Average        Weighted
                                                   Remaining        Average                            Weighted
                                   Number         Contractual      Exercise             Number          Average
  Range of Exercise Prices       Outstanding    Life (in Years)     Price           Exercisable    Exercise Price
- -------------------------------------------------------------------------------    ---------------------------------
        $0.938 - $1.063              919,074          2.50         $ 1.00                898,449       $   1.00
        $1.093 - $1.093            1,212,738          3.48           1.09                595,904           1.09
        $1.125 - $4.125              901,925          2.96           2.45                751,150           2.44
        $4.250 - $6.000              376,405          2.71           4.81                359,755           4.83
                              -------------------------------------------------    ---------------------------------
                                   3,410,142          2.99         $ 1.83              2,605,258       $   1.96
                              =================================================    =================================

The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                             Options Outstanding
                              -------------------------------------------------
                                                    Weighted
                                                    Average        Weighted
                                                   Remaining        Average
                                   Number         Contractual      Exercise
  Range of Exercise Prices       Outstanding    Life (in Years)     Price
- -------------------------------------------------------------------------------
            $1.000                 1,032,250          3.37         $ 1.000
        $1.063 - $1.093            1,427,500          4.96         $ 1.093
        $1.125 - $4.125              730,906          4.15         $ 2.777
        $4.250 - $6.000              545,138          3.27         $ 4.889
                              -------------------------------------------------
                                   3,735,794          4.12         $ 1.949
                              =================================================

The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for each option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                     Year ended December 31
                                                      2000             1999
                                                  --------------- -------------

   Expected dividend yield                                 0%               0%
   Risk-free interest rate                               6.2%             5.9%
   Expected volatility                                   185%             141%
   Expected life (in years from vesting)                 1.8              4.1

For purpose of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the vesting period. The grant date Black-Scholes weighted-average value of options was $1.58 and $1.37 per share for 2000 and 1999, respectively.

                          iEntertainment Network, Inc.

11. Stock Options, Stock Plans and Warrants (continued)

The following table shows pro forma net loss and net loss per share as if the fair value accounting method prescribed by SFAS No. 123 had been used to account for stock based compensation (in thousands, except per share data):


                                                                                    Year ended December 31
                                                                                   2000                1999
                                                                            ------------------- --------------------
   Net loss available to common stockholders as reported                    $        (5,623)      $    (11,703)
   Pro forma compensation expense                                                    (1,161)            (2,434)
                                                                            ------------------- --------------------
   Pro forma net loss                                                         $      (6,784)      $    (14,137)
                                                                            =================== ====================

   Net loss available to common stockholders per share:
     Historical                                                               $     (0.37)        $     (1.02)
     Pro forma (for SFAS 123 disclosure purposes)                             $     (0.44)        $     (1.23)

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

The following summarizes the activity of warrants:
                                                                   Warrants
                                                                 Outstanding
                                                             -----------------

Balance at December 31, 1998                                        647,963
   Issued                                                           564,998
   Exercised                                                        (27,058)
                                                             -----------------
Balance at December 31, 1999                                      1,185,903
   Issued                                                            25,000
                                                             -----------------
Balance at December 31, 2000                                      1,210,903
                                                             =================
                          iEntertainment Network, Inc.

11. Stock Options, Stock Plans and Warrants (continued)

Stock Warrants (continued)

All of the Company's outstanding warrants at December 31, 2000 were exercisable at prices ranging from $1.00 to $9.60 per share.

12.  Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of Common Stock for future issuance as follows at December 31, 2000:

   Outstanding incentive stock options                           3,410,142
   Possible future issuance under stock option plan                641,800
   Stock purchase warrants                                       1,210,903
   Series D Redeemable Convertible Preferred Stock               5,245,858
                                                              --------------
                                                                10,508,703
                                                              ==============

13. Income Taxes

At December 31, 2000, the Company has a cumulative domestic federal net operating loss carryforward available to offset future taxable income of approximately $37 million which begins to expire in the year 2011. State tax losses of approximately $37 million will begin to expire in 2001. The Company also has $980,000 of research credits to carryforward for use against future domestic federal income taxes. U.S. tax laws impose limitations on the use of net operating losses and credits following certain changes in ownership. If such a change occurs, the limitations could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

                          iEntertainment Network, Inc.

13. Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at (in thousands):


                                                                                          December 31
                                                                                     2000             1999
                                                                               -----------------------------------
    Deferred tax assets:
       Net operating loss carryforwards                                         $     14,457     $       10,947
       Sales and accounts receivable reserves                                           (240)               309
       Accrued salaries                                                                   89                  7
       Other reserves                                                                     46                (49)
       Accrued interest to related party                                                  74                 57
       Depreciation                                                                       13                 18
       Research and development credit carryforward                                      980                608
                                                                               -----------------------------------
    Total deferred tax assets                                                         15,419             11,897

    Deferred tax liabilities:
       Accounting method change                                                           60                 60
                                                                               -----------------------------------
    Total deferred tax liabilities                                                        60                 60

    Less:
       Valuation allowance                                                            15,359             11,837
                                                                               -----------------------------------
    Total net deferred taxes                                                    $         -      $            -
                                                                               ===================================

The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 2000 and 1999, based on management's evaluation of the criteria set forth in SFAS No. 109.

                          iEntertainment Network, Inc.

13. Income Taxes (continued)

For financial reporting purposes, loss before income taxes and extraordinary items includes the following components (in thousands):



                                                    December 31
                                               2000              1999
                                          ----------------------------------
    Pretax loss:
       United States                       $    (5,156)      $   (14,951)
       Foreign                                       4            (2,316)
                                          ----------------------------------
                                           $    (5,152)      $   (17,267)
                                          ==================================

Significant components of the provision for income tax expense attributable to continuing operations are as follows (in thousands):

                                                   December 31
                                              2000             1999
                                        -----------------------------------
     Current:
        Federal                              $    -            $    -
        Foreign                                  16                58
        State                                     -                 -
                                        -----------------------------------
     Total current expense                   $   16            $   58
                                        ===================================

14. Retirement Plan

The Company has a qualified 401(k) Retirement Plan. The Plan covers substantially all of the Company's full-time employees. Effective November 20, 1996, the Plan requires six months of full-time service for an employee to be eligible to participate. Participants may contribute up to 15% of their compensation to the Plan, subject to the yearly maximums established by the Internal Revenue Service. Employer matching contributions are at the discretion of the Company's Board of Directors. There were no discretionary employer contributions made during the years ended December 31, 2000 and 1999.

                          iEntertainment Network, Inc.

15. Significant Customers

Revenues from one significant customer those represented 29% or more of net revenues during 2000. Additionally, one customer comprised 49% of accounts receivable at December 31, 2000 and one customer comprised 16% of accounts receivable at December 31, 1999.

16. Geographic Information

In addition to domestic sales, the Company sells its products through its subsidiaries to international customers. These sales amounted to 1% and 7% of net revenues during the years ended December 31, 2000 and 1999, respectively.

The following table presents information related to the Company's operations by geographic location (in thousands):

                                                   Year ended December 31
                                                    2000              1999
                                              ----------------------------------
Net revenue:
   United States                                $    6,807         $    3,939
   Europe and other                                    104                321
                                              ----------------------------------
                                                $    6,911         $    4,260
                                              ==================================

                                                         December 31
                                                    2000              1999
                                              ----------------------------------
Long-lived assets:
   United States                                $      914         $      678
   United Kingdom and Germany                            -                 36
                                              ----------------------------------
                                                $      914         $      714
                                              ==================================

17.  Commitments and Contingencies

In 2000, the Company entered into a software licensing agreement to obtain certain rights to a computer software game. If certain criteria in the agreement are met by April 1, 2001, the Company would be obligated to spend a minimum of $250,000 promoting and marketing this game after its development. If these milestones are not reached by April 1, 2001, the Company has the right to terminate the agreement and all of its obligations. It is presently unknown if the milestones will be reached.

18.  Subsequent Event (unaudited)

The Company received notice from Nasdaq on March 28, 2001, that its common stock failed to demonstrate its ability to maintain a minimum bid price of $1.00 as required by The Nasdaq SmallCap Market. Unless the Company appeals the decision, on April 5, 2001, the Company's common stock will be delisted from The Nasdaq SmallCap Market and trading in the Company's common stock would thereafter be conducted in the over-the-counter markets such as the OTC Bulletin Board.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Acts, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              iENTERTAINMENT NETWORK, INC.



Dated:  March ___, 2001                       By: /s/ Allan F. Kalbarcyzk
                                                  -----------------------
                                              Name:  Allan F. Kalbarcyzk
                                              Title: Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                     TITLE                                   DATE
          /s/ Michael Pearce             Chief Executive Officer (Principal Executive          March ___, 2001
          ------------------             Officer) and Director
            Michael Pearce

        /s/ Allan F. Kalbarcyzk          Chief Financial Officer (Principal Financial          March ___, 2001
        -----------------------          Officer and Principal Accounting Officer)
          Allan F. Kalbarcyzk

            /s/ Jacob Agam               Chairman of the Board                                 March ___, 2001
         ----------------------
              Jacob Agam

       /s/ W. Joseph McClelland          Director                                              March ___, 2001
         ----------------------
         W. Joseph McClelland

         /s/ Marc S. Goldfarb            Director                                              March ___, 2001
         ----------------------
           Marc S. Goldfarb

           /s/ J. W. Stealey             Director                                              March ___, 2001
           -----------------
             J. W. Stealey