Form 10KSB/A
period 2000-12-31
IENTERTAINMENT NETWORK INC
filed 2001-05-03
CIK 1061915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------


                                  FORM 10-KSB/A
                                 Amendment No. 1

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

         The Registrant's revenue for the year ended December 31, 2000 was $6,911,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 23, 2001, was approximately $2,304,359.

         As of March 23, 2001, there were 15,914,311 shares of the Registrant's common stock, $.10 par value per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one) Yes [] No [X]



                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference into this report.


See the Exhibit Index hereto.

                                     PART I

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB/A contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB/A to reflect any change in our expectations or any changes in events, conditions or circumstances upon which any forward-looking statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB/A. These factors include the following: we have incurred significant operating losses and we cannot predict whether we will become profitable; we have changed our business focus and we may not be successful operating a new business; we have significant capital requirements, and if we do not obtain sufficient additional funds our ability to grow may be limited; our growth strategy, including acquisitions, may not succeed and may adversely effect our financial condition, results of operations and cash flows; if we are unable to introduce new products and incorporate rapidly developing technologies into our products, our business may be adversely affected; we depend on the continued growth in use of the Internet; intense competition may adversely affect our operating results; and other risks.

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

         Traditional publishers of games for the PC platform are also increasingly including options for online play in their game software. Taking this idea a step farther, Electronic Arts -a leader in PC game development -has recently migrated a host of their popular sports-oriented PC games to an online subscription-based offering. Sony Online Corp's launch of Everquest has also propelled this traditional PC game manufacturer into the online game publishing environment.

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

         The Company's sites currently include the following online titles:

         WARBIRDS(TM). WarBirds(TM), an award winning World War II air combat simulation game, allows hundreds of players from around the world to simultaneously fly air combat missions in a single campaign. To date, there have been as many as 350 WarBirds(TM) players online at one time, but average usage is significantly lower. WarBirds(TM) combines strategy, realism and community building to offer players a unique, compelling and engaging online gaming experience. Players choose to fly for one of four teams, select an airplane from an array of 50 historically accurate bombers or fighters and choose a role as a pilot, gunner or bomber. Individual combatants then engage in dogfights or fly bombing missions over enemy territories, with the outcome of each individual mission affecting the outcome of the overall campaign. The incorporation of 3D rolling terrain graphics, the Company's MEGAvoice technology, which allows groups of up to four players to engage in real-time voice communication, and the Company's MEGAplayer technology, which minimizes latency and onscreen "warping," add to the realism of the playing experience.

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

         EMPLOYEES

         As of March 17, 2001, the Company had 21 full-time employees. None of the Company's employees is a party to any collective bargaining agreements or a member of a labor union. The Company has not experienced any work stoppages and believes that its relations with its employees are good.

                                  RISK FACTORS

         The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB/A and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB/A and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

COMPANY RISKS
-------------

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

         Furthermore, although the Company's cash flow has remained neutral so far this year, its liabilities have been steadily increasing. Consequently, although the Company continues to have cash and cash equivalents of approximately $0.4 million, its auditors have raised substantial doubt about the Company's ability to continue as a going concern. If the Company does not generate sufficient revenues, it may have to raise additional capital, which will result in substantial dilution to the Company's current shareholders. Moreover, as a result of its low stock price and the probable delisting of our common stock from The Nasdaq SmallCap Market(TM), the Company may not be able to raise additional capital or may be able to raise capital only on materially adverse terms.

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

INDUSTRY RISKS
--------------

There are risks inherent in the portion of our business model devoted to monitoring traffic through advertising revenue.

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

STOCK AND MARKET RISKS
----------------------

The value of our stock may be volatile due to market and industry related factors and our presence on the OTC Bulletin Board(R).

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

         o General economic conditions, including without limitation, conditions related to the advertising market; and

         o The delisting of our common stock from The Nasdaq SmallCap Market(TM) and trading in the over-the-markets such as the OTC Bulletin Board(R).

         Furthermore, the stock market in general, the OTC Bulletin Board(R), and the market for internet and technology companies' securities in particular have, experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price - regardless of our operating performance. Additionally, the trading prices of many technology companies' securities, having reached historical "highs" have experienced adverse price fluctuations as a result of general market declines in these sectors in recent months.

         The OTC Bulletin Board(R), an electronic quotation service, quotes our shares. The OTC Bulletin Board(R) does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Issuers whose securities are quoted on the OTC Bulletin Board(R) may experience a loss of market makers, lack of readily available "bid" and "asked" prices for their securities, a greater spread between the "bid" and "asked" price of their securities, and a general loss of liquidity in their securities. In addition, many investors have policies against purchasing or holding OTC Bulletin Board(R) securities. Both the trading volume and the market value of our Common Stock have been, and will continue to be, affected by trading on the OCT Bulletin Board(R).

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

The Nasdaq SmallCap Market(TM) delisted our common stock for failure to meet the criteria necessary for continued quotation, which may impair our liquidity.

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

         However, on December 27, 2000, the Company had received a notice from Nasdaq(R) indicating that the Company failed to comply with the $1.00 minimum bid requirement for continued listing set forth in Marketplace Rule 4310(c)(8)(B), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market(TM) if it failed to demonstrate compliance within a 90-day grace period. As of the close of business on March 23, 2001, our minimum bid price was $0.1875 per share.

         Consequently, on March 28, 2001, the Company received a Nasdaq(R) Staff Determination that the Company had not demonstrated its ability to comply with the minimum bid price requirement within the 90-day grace period, and its securities were accordingly delisted from The Nasdaq SmallCap Market(TM) at the opening of business on April 5, 2001. The Company decided not to appeal this determination. Following this delisting, trading in the Company's common stock has been conducted in the over-the-counter markets such as the OTC Bulletin Board(R).

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

         Continued inclusion on The Nasdaq SmallCap Market(TM) would have generally required that we maintain all of the following:

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

         With respect to the Company's status in relation to The Nasdaq SmallCap Market(TM) standards, at the time of our delisting, we had the following:

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

         As a result of our common stock's delisting from The Nasdaq SmallCap Market(TM), it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of shareholders to sell any of the shares of our common stock in the secondary market.

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

LEGAL RISKS
-----------

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

Item 2.  Description of Property

         The Company leases approximately 4,000 square feet in an office park in Cary, North Carolina. This lease is non-cancelable, expires in March 2004, and has annual rental payments of approximately $51,000. All of the Company's operations are conducted from this location. The Company believes that its Cary facilities are suitable for its current and anticipated needs. The Company believes that, if necessary, it can obtain additional leased space or renew its existing lease at similar rates.

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

         Consequently, on March 28, 2001, the Company received a Nasdaq(R) Staff Determination that the Company did not demonstrate its ability to comply with the minimum bid price requirement within the 90-day grace period and that its securities will be delisted from The Nasdaq SmallCap Market(TM) at the opening of business on April 5, 2001. The Company does not intend to appeal this determination, and expects that following this delisting, trading, if any, in its common stock would thereafter be conducted in the over-the-counter markets such as the OTC Bulletin Board(R).

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

         On April 30, 2001, the closing price of the Company's common stock on the OTC Bulletin Board(R) was $0.26 per share. The Company has approximately 161 holders of record of its common stock and estimates that it has approximately 3,900 beneficial holders.

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

         The online revenues are generated primarily from pay for play usage for WarBirds(TM), the Company's award winning World War II air combat simulation game.

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

         The following table summarizes the changes in revenue from 1999 to 2000:

                                                      Year ended December 31
                                                      ----------------------
                                                              ($000)

Revenue for 1999                                            $ 4,260
Decrease in CD-ROM revenue                                    ( 499)
Decrease in Online revenue                                    ( 433)
Decrease in Royalty & Licensing                               ( 318)
Increase in Advertising & Other                               3,901
                                                            -------
Revenue for 2000                                            $ 6,911

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

         The following table summarizes the changes in operating expenses from 1999 to 2000:

                                                         Year ended December 31
                                                         ----------------------
                                                                 ($000)

Operating Expenses for 1999                                   $ 14,659
Increase in Sales and Marketing                                    511
Decrease in Product Development                                ( 3,130)
Decrease in General and Administrative                         ( 2,428)
Increase in Goodwill Amortization                                  270
Increase in Impairment of long-lived assets                      1,787
                                                               -------
Operating Expenses for 2000                                    $11,669

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

         Furthermore, although the Company's cash flow has remained neutral so far this year, its liabilities have been steadily increasing. Consequently, although the Company continues to have cash and cash equivalents of approximately $0.4 million, its auditors have raised substantial doubt about the Company's ability to continue as a going concern. If the Company does not generate sufficient revenues, it may have to raise additional capital, which will result in substantial dilution to the Company's current shareholders. Moreover, as a result of its low stock price and the probable delisting of our common stock from The Nasdaq SmallCap Market(TM), the Company may not be able to raise additional capital or may be able to raise capital only on materially adverse terms.

         The following is a condensed table of cash on hand and major cash flow items:

                                                                       ($000)
                                                                       ------

Cash on hand, December 31, 1999                                       $ 3,092
Net loss                                                               (5,328)
Add:  non-cash charges and expenses                                     3,957
Changes in working capital                                             (1,022)
                                                                      -------
         Net Cash Used in Operations                                   (2,393)
Net software development costs                                           (566)
Net proceeds from issuing common stock                                    783
Other investing and financing activities                                 (539)
Effect of exchange rates on cash and cash equivalents
                                                                           60
                                                                      --------
Net change in cash                                                     (2,655)
                                                                      --------
Cash on hand, December 31, 2000                                       $   437

         Net cash used in operating activities totaled $2.4 million during 2000, compared to $7.2 million during 1999. This decrease was primarily due to exiting the CD-ROM business and increasing the focus on a pure Internet strategy during 2000, resulting in reduced operating cash requirements.

         Net cash used in investing activities totalled $1.0 million during 2000 compared to net cash provided by investing activities of $1.8 million during 1999. Net cash used in investing activities in 2000 resulted primarily from software development costs related to WarBirds IIITM and to upgrades in the Company's network capacity. Net cash provided by investing activities in 1999 was primarily the result of the net proceeds received by the Company from the sale of its CD-ROM assets.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

         Listed below is information on the Board of Directors and Officers of the Company with information showing the business experience and current public directorships, if any, of each, the age of each and the year each was first elected a director of the Company, where applicable.

                                  Business Experience and Current     Director
                                  -------------------------------     --------
          Name            Age              Directorships                Since
          ----            ---              -------------                -----

       Jacob Agam          45     Chairman of Vertical Financial         8/99
                                  Holdings, a member of the
                                  Vertical Group, a private
                                  international merchant banking
                                  firm specializing in providing
                                  equity capital to mid-sized
                                  growth companies operating in a
                                  variety of industries,
                                  including technology; Chairman
                                  of the Board (since October
                                  1996) and Chief Executive
                                  Officer (since April 1998) of
                                  IAT Multimedia, Inc., a
                                  publicly traded marketer of
                                  personal computers and PC
                                  components and peripherals;
                                  Chairman of the Board of Gruppo
                                  Spigadoro NV, a privately held
                                  Dutch holding company engaged
                                  in the food and animal feed
                                  business (since August 1998).

                                  Business Experience and Current     Director
                                  -------------------------------     --------
          Name            Age              Directorships                Since
          ----            ---              -------------                -----

   Marc S. Goldfarb        36     Director of IAT Multimedia,           12/99
                                  Inc., a public company (since
                                  September 1999); President and
                                  Managing Director of Orida
                                  Capital USA, Inc., a consulting
                                  firm that is the U.S.
                                  representative of the Vertical
                                  Group (since August 1998);
                                  Partner at Bachner, Tally &
                                  Polevoy LLP in New York.

   W. Joseph McClelland    52     Vice President and a Member of         2/97
                                  the Board of GEC-Marconi
                                  Defense Systems Inc. (since
                                  1990), an Arlington,
                                  Virginia-based subsidiary of
                                  GEC-Marconi Ltd., which
                                  produces and sells electronic
                                  warfare equipment to government
                                  customers.

   Michael Pearce          39     Chief Executive Officer of the        12/99
                                  Company (since November 1999;
                                  Senior Vice President of Sales
                                  and Marketing at VocalTec
                                  Communications Inc., a public
                                  company specializing in
                                  Internet telephony (from
                                  1996-1998); Consultant to
                                  VocalTec (during 1999); Senior
                                  Vice President of Sales and
                                  Marketing for Ventana
                                  Communications, Inc., a
                                  publisher of software and
                                  computer reference books (from
                                  1995-1996).

   J. W. Stealey (1)       65     Chairman of the Board of               1/97
                                  Directors and Chief Executive
                                  Officer of the Company (from
                                  January 1995 to August 1999).

   Allan Kalbarczyk        47     Chief Financial Officer of the         N/A
                                  Company (since January 2001);
                                  prior to that Controller (since
                                  1995).
-------------------------
(1)  Mr. Stealey resigned as a Director of the Company on April 20, 2001.

         Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Company's equity securities and to provide the Company with copies of these reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended December 31, 2000.

Item 10.  Executive Compensation

         The following table sets forth all compensation paid by the Company for services rendered to it in all capacities for the last three (3) fiscal years ended December 31, 1998, December 31, 1999 and December 31, 2000 to the Company's Chief Executive Officer, the Company's other highest-paid executive officers who earned at least $100,000 in the respective fiscal year or who otherwise would have been includable in such table on the basis of their 2000 (year) compensation but for the fact that they were no longer executive officers of the Company at the end of 2000 (collectively, the "Named Officers").


                           Summary Compensation Table

                                                  Annual Compensation                Long Term Compensation
                                                  ---------------------------------------------------------

                                                                                   Awards             Payouts
                                                                                ---------------------------------
                                                                                 Securities
                                                                                 Underlying           All Other
     Name and Principal Position           Year             Salary              Options/SARs         Compensation
     ---------------------------           ----             ------              ------------         ------------
                                                              $                                           $

Michael Pearce,                            2000            $132,000                  --                $25,000
Chief Executive Officer (1)

                                           1999               $1                  800,000                 --

                                           1998               --                     --                   --
---------------------------------------------------------------------------------------------------------------------

Robert L. Hart,                            2000            $144,607                  --                $11,000
Chief Financial Officer (2)

                                           1999            $ 36,143               205,000                 --

                                           1998               --                     --                   --
---------------------------------------------------------------------------------------------------------------------

(1) Upon joining the Company as CEO in November 1999, Mr. Pearce received an annual salary of $1.00. The Board of Directors granted Pearce an annual salary of $144,000, which began in June 2000, as recognition of the company's operating progress and perceived ongoing prospects.
(2) Mr. Hart resigned as Chief Financial Officer and Secretary on December 15, 2000 but remains a consultant to the Company.

No options were exercised by the Named Officers during 2000. The following table summarizes all option grants during the year ended December 31, 2000 to the Named Officers:


                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

                                                                 Percentage of
                                                Number of            Total
                                               Securities         Options/SARs
                                               Underlying          Granted to
                                              Options/SARs        Employees in        Exercise or     Expiration
                   Name                         Granted            Fiscal Year        Base Price         Date
                   ----                         --------       ------------------     ----------         ----
                                                   (#)               (2000             ($/Share)

Michael Pearce,                                    --                  --                   --           --
Chief Executive Officer

Robert L. Hart,                                  60,000             6.7108%              $1.50         12/15/01
Chief Financial Officer

         These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not be necessarily achieved.

         The following table sets forth certain information concerning the number and value of exercised and unexercised options held by the Named Officers as of December 31, 2000:


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option/SAR Values

                                                           Number of Securities
                             Shares                       Underlying Unexercised            Value of Unexercised
        Name               Acquired on      Value       Options/SARs at Fiscal Year     In-The-Money Options(1)/SARs
        ----                Exercise      Realized                End (#)                  at Fiscal Year End ($)
                               (#)           ($)        Exercisable     Unexercisable    Exercisable    Unexercisable
                               ---           ---        -----------     -------------    -----------    -------------

Michael Pearce                 --            --          266,666         533,334            --              --

Robert Hart                    --            --          198,250            --              --              --

-------------------
(1) Options are considered "in-the-money" if the market value of shares covered thereby is greater than the option exercise price. Value is calculated based on the difference between the fair market value of the shares of Common Stock at December 31, 2000 ($0.25), as quoted on The Nasdaq Stock Market(R), and the exercise price of the options. The Company made no long-term incentive plan awards during the fiscal year ended December 31, 2000.

Compensation Philosophy

The Company's executive compensation program has three objectives:

         (1) To align the interests of the executive officers with the interests of the Company's shareholders by basing a significant portion of the executive officers' potential total compensation on the Company's performance;

         (2) To attract and retain highly talented and productive executive officers; and

         (3) To provide incentives for superior performance by the Company's executive officers.

         To achieve these objectives, the Company has developed a flexible compensation program that consists of base salary, short-term incentive compensation in the form of cash bonuses and long-term incentive compensation in the form of equity. In addition to these elements of compensation, executive officers participate in the Company's general benefit programs that are offered to all employees.

         Each year, the Compensation Committee reviews the Company's executive compensation program. In its review, the Compensation Committee studies the compensation packages for executive officers of companies at a comparable stage of development (the Company is currently in an early, risky stage of development, calling for skilled management, but providing significant opportunity via long-term equity compensation), and in the Company's geographic area (the employment market in the Research Triangle area is extremely competitive, with one of the lowest unemployment rates in the nation).

         The Compensation Committee assesses the competitiveness of the Company's executive compensation program and reviews the Company's financial and operational performance for the previous year, which was good in 1997 and the first half of 1998, although it has struggled since. In its review, the Compensation Committee does not refer directly to data for the companies whose stocks are included in the performance graph below, because it believes that they represent too broad a spectrum of companies to be relevant in the context of executive compensation.


Executive Officer Compensation Program

         Each element of the Company's executive officer compensation program is discussed in more detail below.

         BASE SALARIES. The Compensation Committee reviews the base salaries of the Company's executive officers at least annually. The base salaries for the Company's executive officers for 2000 were established at the beginning of that year, or when the executive joined the Company, in the case of executive officers who joined the Company during the year. In addition to considering the factors discussed above that provide the basis of the Company's executive officer compensation philosophy generally, the Compensation Committee reviews the responsibilities of the specific executive position and the experience and knowledge of the individual in that position. The Compensation Committee also measures individual performance based on a number of factors, including the Company's historic and recent financial and operational performance, the individual's contributions to that performance, the individual's performance relative to other goals, and other contributions of the individual to the Company's overall performance.

The Compensation Committee gives each of these factors relatively equal weight, without confining its analysis to a strict mathematical formula. As is typical of most corporations, the actual payment of an executive officer's base salary is not conditioned on the achievement of any performance targets or goals.



         SHORT-TERM INCENTIVE COMPENSATION. The Compensation Committee intends to motivate executive officers with short-term incentive compensation in the form of cash bonuses for the achievement of individual or Company performance goals. Because the Company has been in an early stage of development, it has not historically paid cash bonuses. In 1998, however, the Company did pay some cash bonuses to executive officers because of its successful growth during 1997. The Compensation Committee does not follow a strict mathematical formula in determining potential cash bonuses for executive officers, but establishes general target bonus levels based in relatively equal measures on achievement of Company financial goals, achievement of Company operational goals, Company stock price performance, and individual performance goals.

Because of the dynamic nature of the Company's markets, these goals might change during any fiscal year to better reflect the environment in which the Company and its executive officers are operating, and to continue to provide the executive officers appropriate short-term incentives.

         LONG-TERM INCENTIVE COMPENSATION. The Company's long-term incentive compensation plan for its executive officers is based on the Company's stock plans. The Compensation Committee believes that paying a portion of executive officers' potential total compensation in the form of stock and stock options achieves three important objectives:



         (1) It aligns the interests of the Company's executive officers directly with those of the Company's shareholders;

         (2) It gives the Company's executive officers a significant long-term interest in the Company's success; and

         (3) It helps the Company hire, motivate and retain high quality executive officers.

         In determining the number of shares or stock options to grant to an executive officer, the Compensation Committee primarily considers the executive officer's past performance, the executive officer's ability to influence the Company's future performance, the degree to which giving the executive officer long-term incentive might benefit the Company and its shareholders, and the number of shares and options already beneficially owned by the executive officer.

         Stock options generally have an exercise price equal to fair market value on the date of grant, and vest over time based on continued employment. The options granted to executive officers in October 1998 had five-year terms and vested ratably over five years. Therefore, because each of the executive officers to whom these grants were made have left the Company, the bulk of these options did not vest and the underlying shares returned to the reserve that the Company has available for future grants to other executive officers, employees and consultants.

         OTHER BENEFITS. The Compensation Committee believes that the Company must offer a competitive program of other benefits to attract and retain executive officers. During 1998, the Company provided its executive officers the substantially similar medical and other benefits to its executive officers as those generally available to its other full-time employees. The Company also provided Messrs. Stealey and Pickens with use of Company automobiles and paid certain country club expenses on their behalf, in order to remain competitive with compensation practices of other relevant companies.

Chief Executive Officer Compensation

         The Company bases the compensation paid to the Company's Chief Executive Officer on the same elements and measurements of performance that it uses to determine the compensation of the Company's other executive officers. In particular, the Board of Directors approved Mr. Pearce's employment agreement (as described in "Employment Agreements" above) and his base salary for 1999 and 2000, did not pay him any cash bonus during 1998 and granted him a significant number of stock options to incentivize his future performance.

         Neither the material in this report, nor the Performance Graph below, is soliciting material, is or will be deemed filed with the Securities and Exchange Commission or is or will be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 23, 2001 regarding shares of our common stock beneficially owned by: (i) each director;
(ii) director nominee; (iii) each executive officer named in the Summary Compensation Table in this Proxy Statement; and (iv) all directors and officers as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them, except to the extent that such power may be shared with a spouse. Fractional share amounts are rounded off to the nearest whole number.


    Name of
    -------
Beneficial Owner                                           Shares Owned(1)         Percent of Class(1)
----------------                                           ---------------         -------------------

J.W. Stealey (2)                                             3,847,117                       24%
Joseph McClelland                                               86,500                        *
Jacob Agam                                                       5,000                        *
Marc Goldfarb                                                   35,000                        *
Michael Pearce                                                 800,000 (4)                    *
Robert L. Hart (3)                                             265,000                        *
All directors and executive officers as a group(5)           5,038,617                       32%
(6 persons)

----------------
* owns less than 1%

(1) Based upon 15,914,311 shares of common stock outstanding on March 23, 2001. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who resides in the home of such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within sixty (60) days. Beneficial ownership may be disclaimed as to certain of the securities.

(2)      Includes 243,750 shares subject to options exercisable within sixty
         (60) days and 236,389 shares subject to warrants exercisable within sixty (60) days. Excludes 125,000 shares owned by wife, Denise Stealey. Excludes 600,000 shares held in trusts for Mr. Stealey's children. Mr. Stealey has neither voting power nor dispositive power over the shares held in the trusts. Mr. Stealey disclaims beneficial ownership of the shares owned by his wife and held in trust for his children.

(3) Mr. Hart resigned as Chief Financial Officer and Secretary on December 15, 2000 but remains a consultant to the Company.

(4) Consists of shares subject to warrants or options exercisable within sixty (60) days.

(5)      Includes the shares discussed in the footnotes above.


         The following table sets forth certain information as of March 23, 2001 regarding the only shareholders known to us to be the beneficial owners of more than five percent (5%) of our common stock.


                Name and Address of              Amount and Nature of
                -------------------              --------------------
                  Beneficial Owner               Beneficial Ownership         Percent of Class
                  ----------------               --------------------         ----------------

Elliott Bossen                                             1,036,480               7.04%
        c/o Argent Financial
        3100 Tower Blvd.
        Durham, NC  27707
Vertical Financial Holdings                              3,345,649(1)               21%
        c/o Orida Capital USA, Inc.
        70 East 55th Street, 24th Floor
        New York, New York  10022
RGC International Investors, LDC                         5,965,503(2)              37.5%
        c/o Rose Glen Capital Management, LP
        Three Bala Plaza East, Suite 200
        251 St. Asaphs Road
        Bala Cynwyd, Pennsylvania  19004

-------------------------------
(1)      Includes 1,698,171 shares owned by entities beneficially owned by
         Vertical Financial Holdings and 1,220,084 shares owned by other entities over which Vertical Financial Holdings has voting power pursuant to a proxy agreement.

(2) Consists of 616,906 shares of the Company's Common Stock held by RCG and 5,348,597 shares of the Company's Common Stock into which RCG's shares of the Company's Series D Preferred Stock are convertible. The number of shares of Common Stock issuable upon conversion of the Company's Series D Preferred Stock is adjustable on a daily basis as set forth in the Company's Articles of Incorporation.

Item 12.  Certain Relationships and Related Transactions

         The Company entered into a marketing agreement, dated January 3, 1995, with Mr. Stealey, pursuant to which Mr. Stealey makes his T-28 Trojan aircraft and his services as a pilot available to the Company in consideration for which the Company pays all of the expenses to store, operate and maintain such aircraft and to maintain Mr. Stealey's pilot license. This marketing agreement was terminated in November 1999.

         Since the Company's inception, Mr. Stealey has executed several personal guaranties and pledges of personal collateral in favor of BB&T, one of the Company's primary bank creditors, in connection with revolving and term loans extended by BB&T to the Company. On January 24, 1997, the Company issued a $2,500,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral. The January 24, 1997 note has been paid in full, and Mr. Stealey's guarantee and pledge in respect thereof have been extinguished. On August 25, 1997, the Company issued a $2,750,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral in replacement of the January 24, 1997 note. On November 25, 1997, the Company issued a $250,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral. The November 25, 1997 note has been paid in full, and Mr. Stealey's guarantee and pledge in respect thereof have been extinguished. On March 27, 1998, the Company issued a $250,000 Promissory Note to BB&T secured by Mr. Stealey's guarantee and pledge of collateral. In connection with his guaranties to BB&T, the Company became obligated to pay Mr. Stealey a fee equal to 6% per annum of the indebtedness borrowed. All of such indebtedness has been repaid and Mr. Stealey waived all payment rights relating to his guaranties.

         In August 1999, the Company and Mr. Stealey (the Company's founder and then Chairman and CEO), entered into an agreement: (1) providing for the resignation of Mr. Stealey from his position as Chairman and CEO; (2) appointing Jacob Agam, a designee of Vertical Financial Holdings (a significant shareholder of the Company), as Chairman of the Board to fill the vacancy created by the departure of Avi Suriel; and (3) designating management's slate of nominees for election to the Board at the annual meeting of shareholders (to include a total of three designees from Vertical, together with Mr. Stealey and one designee of Mr. Stealey). Vertical also signed the agreement for the purpose of agreeing to vote its shares in favor of management's slate of nominees. As part of this agreement, the Company also agreed to: (1) retain Mr. Stealey as a consultant through December 31, 2000 at an annual fee of $180,000 and other benefits identical to those provided his employment agreement, which agreement was terminated, together with Mr. Stealey's severance rights thereunder (this consulting arrangement was terminated in November 1999 as described below); (2) undertake best efforts to have Mr. Stealey removed from personal guarantees he made to secure approximately $1 million of Company indebtedness (Mr. Stealey arranged to have the Company released from this indebtedness in November 1999 as described below); (3) grant certain registration rights to Mr. Stealey with respect to his shares; (4) sell to Mr. Stealey for $1,000 the Company's rights to its old name, logo, and URL (imagicgames.com) following the Company's transition to its new name; and (5) limit Mr. Stealey's noncompetition restriction to nonsolicitation of Company employees for 17 months thereafter.

         In November 1999, the Company effected a balance sheet reorganization involving the following transactions, the following components of which were consummated with affiliated parties:

         1. Vertical Financial Holdings, a significant shareholder of the Company, purchased 700,000 shares of common stock for $700,000.

         2. Jacob Agam, the Chairman of the Company's Board of Directors, IS Chairman of Vertical Financial Holdings. J.W. Stealey, the Company's founder, former CEO and current director, arranged for the release of the Company from $1,000,000 of line-of-credit indebtedness to BB&T in exchange for 1,000,000 shares of common stock. In addition, Mr. Stealey's resignation agreement dated August 16, 1999 was amended such that his consulting services are no longer being used and the sole remaining consideration due him was reduced to one lump sum payment of $200,000 (less the value of 12 months of health insurance payments and car lease payments totaling approximately $20,000) and 50,000 shares of the Company's common stock.

                  This payment was made on November 12, 1999. The Company also agreed to convey to Mr. Stealey all trademarks and available rights to the name Interactive Magic, Inc., pending shareholder approval of the name change to iEntertainment Network, Inc. Mr. Stealey agreed to waive the interest due him from the Company in the amount of $183,000 under the terms of the line of credit agreement with BB&T that he personally guaranteed.

         3. The Company granted registration rights for the shares of common stock underlying the Series D Preferred Stock and the shares of common stock purchased in connection with the reorganization. In addition, Mr. Stealey and Vertical Financial Holdings agreed to vote all of their shares at the next annual meeting in favor of the Series D Preferred Stock financing and the convertibility of such shares into common stock.

         On June 30, 2000, the Company and Vertical Financial Holdings entered into a Stock Purchase Agreement. Vertical Financial Holdings purchased 600,000 shares of the Company's Common Stock for a purchase price of $600,000.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

                Exhibit

                1.01 Underwriting Agreement with Blue Stone Capital Partners, L.P. (incorporated by reference as Exhibit 1.01 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                3.01 Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.01 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                3.01(a) Articles of Amendment establishing the Series D Preferred Stock of Interactive Magic, Inc. (incorporated by reference as Exhibit 3.01(a) to the Registrant's Proxy Statement on Form 14A as filed on December 9, 1999)

                3.01(b) Articles of Amendment changing the name of the Company to iEntertainment Network, Inc. (incorporated by reference as Exhibit 3.01(b) to the Registrant's Annual Report on Form 10-KSB as filed on March 24, 2000)

                3.02 Bylaws (incorporated by reference as Exhibit 3.02 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                4.04 Form of Representatives' Warrant Agreement, including Form of Warrant Certificate (incorporated by reference as Exhibit 4.04 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                4.05 Registration Rights Agreement dated August 16, 1999 between Registrant and John W. Stealey (incorporated by reference as Exhibit 4.05 to the Registrant's Current Report on Form 8-K as filed on August 25, 1999)

                10.01 Stock Purchase Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings (incorporated by reference as Exhibit
                              10.01 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.02 Investor's Rights Agreement, dated February 4, 1998, by and between the Company and Vertical Financial Holdings (incorporated by reference as Exhibit 10.02 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.03 Marketing Agreement, dated February 4, 1998, between the Company and General Capital (incorporated by reference as Exhibit 10.03 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.04 Merger Agreement, dated as of March 24, 1997, as amended April 2, 1997, by and among the Company, Interactive Creations Acquisition Corp., certain shareholders of Interactive Creations Incorporated and Interactive Creations Incorporated (incorporated by reference as Exhibit 10.04 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.05 Form of Shareholder Agreement between the Company and each shareholder of Interactive Creations Incorporated (incorporated by reference as Exhibit
                              10.05 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.06 Form of Stock Purchase Warrant issued to each of J.W. Stealey, Robert L. Pickens, Laura Stealey, David H. Kestrel, J. Nicholas England, W. Joseph McClelland, Avi Suriel, Marion Bass and Oppenheimer (incorporated by reference as Exhibit
                              10.06 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.08 Loan and Security Agreement, dated March 24, 1997, as amended April 1, 1997 (See Exhibit 10.10 below), by and between the Company and Petra Capital LLC (incorporated by reference as Exhibit
                              10.08 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.09 Stock Purchase Warrant, dated March 24, 1997, as amended April 1, 1997 (See Exhibit 10.10 below), and January 31, 1998, as amended, issued by the Company to Petra Capital LLC (incorporated by reference as Exhibit 10.09 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.10 First Amendment to Loan and Security Agreement and Stock Purchase Warrant dated April 1, 1997 by and between the Company and Petra Capital LLC (incorporated by reference as Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.11 Promissory Note, dated August 25, 1997, issued by the Company to Branch Banking & Trust Company (incorporated by reference as Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.12 Guaranty Agreement, dated August 25, 1997, between J.W. Stealey and Branch Banking & Trust Company (incorporated by reference as Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.13 Loan and Security Agreement, dated September 29, 1997, among the Company, iMagic Online Corporation and Oberlin Capital, L.P. (incorporated by reference as Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.14 Loan and Security Agreement, dated April 30, 1997, between Greyrock Business Credit, a Division of NationsCredit Commercial Corporation, and the Company (incorporated by reference as Exhibit
                              10.14 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.15 Lease Agreement, dated December 4, 1995, as amended February 7, 1996, by and between Southport Business Park Limited Partnership and the Company (incorporated by reference as Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.16 Employment Agreement, dated January 3, 1995, between the Company and J.W. Stealey, as amended (incorporated by reference as Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

                10.17 Employment Agreement, dated January 3, 1995, between the Company and Robert L. Pickens, as amended (incorporated by reference as Exhibit
                              10.17 to the Registrant's Registration Statement on Form SB-2 as filed on May 28, 1998)

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

                21.1 Subsidiaries of the Company (incorporated by reference as 21.1 to the Registrant's Form 10-KSB as filed on April 2, 2001)

                23.1 Consent of Independent Auditors (incorporated by reference as 23.1 to the Registrant's Form 10-KSB as filed on April 2, 2001)


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


                                                          /s/ ERNST & YOUNG, LLP

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
                                                    Weighted
                                                    Average        Weighted
                                                   Remaining        Average                            Weighted
                                   Number         Contractual      Exercise             Number          Average
  Range of Exercise Prices       Outstanding    Life (in Years)     Price           Exercisable    Exercise Price
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

                                             Options Outstanding
                              -------------------------------------------------
                                                    Weighted
                                                    Average        Weighted
                                                   Remaining        Average
                                   Number         Contractual      Exercise
  Range of Exercise Prices       Outstanding    Life (in Years)     Price
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

                                                  iENTERTAINMENT NETWORK, INC.



Dated:  May 1, 2001                               By: /s/ Allan F. Kalbarcyzk
                                                      -----------------------
                                                  Name:  Allan F. Kalbarcyzk
                                                  Title: Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURE                                     TITLE                                   DATE

    /s/ Michael Pearce             Chief Executive Officer (Principal Executive            May 1, 2001
    ------------------             Officer) and Director
      Michael Pearce

  /s/ Allan F. Kalbarcyzk          Chief Financial Officer (Principal Financial            May 1, 2001
  -----------------------          Officer and Principal Accounting Officer)
    Allan F. Kalbarcyzk

      /s/ Jacob Agam               Chairman of the Board                                   May 1, 2001
      --------------
        Jacob Agam

 /s/ W. Joseph McClelland          Director                                                May 1, 2001
 ------------------------
   W. Joseph McClelland

   /s/ Marc S. Goldfarb            Director                                                May 1, 2001
   --------------------
     Marc S. Goldfarb