Form 10QSB
period 2001-03-31
IENTERTAINMENT NETWORK INC
filed 2001-05-15
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number 0-29750

                          IENTERTAINMENT NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

       North Carolina                               56-2092059
     (State of incorporation)           (I.R.S. Employer Identification Number)

                               124-126 Quade Drive
                           Cary, North Carolina 27513
                     (Address of principal executive office)

                                 (919) 678-8301
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes | X |                    No |   |

As of May 2, 2001, (the most recent practicable date), there were15,914,311 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_|                    No | X |

                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB Quarterly Report

                                      INDEX




PART I                     FINANCIAL INFORMATION                                PAGE

Item 1                     Financial Statements                                    3

Item 2                     Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations                                       16

PART II                    OTHER INFORMATION                                      20

Item 1                     Legal Proceedings                                      20

Item 2                     Changes in Securities and Use of Proceeds              20

Item 3                     Defaults Upon Senior Securities                        20

Item 4                     Submission of Matters to a Vote of Security Holders    20

Item 5                     Other Information                                      20

Item 6                     Exhibits and Reports on Form 8-K                       21

SIGNATURES                                                                        22



PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                           IENTERTAINMENT NETWORK, Inc.

                           Consolidated Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                March 31       December 31
                                                                                  2001             2000
                                                                               UNAUDITED         AUDITED
                                                                           ----------------    -------------

Assets
Current assets:
   Cash and cash equivalents                                                   $      491      $   437
   Trade receivables, net of allowances of $120 and $80 at March 31,
      2001 and December 31, 2000, respectively                                        251          814
   Software development costs, net                                                    813          658
   Prepaid expenses and other                                                         160          169
                                                                              --------------    -------
Total current assets                                                                1,715        2,078

Property and equipment, net                                                           937          914

Other noncurrent assets                                                                18           18

                                                                              -------------    --------
Total assets                                                                   $    2,670     $  3,010
                                                                              =============    ========



                                                                                    March 31        December 31
                                                                                      2001              2000
                                                                                    UNAUDITED         AUDITED
                                                                                ---------------     ------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                           $      928       $    1,181
   Current portion of capital lease obligations                                            31               36
                                                                                ---------------    -------------

Total current liabilities                                                                 959            1,217

Capital lease obligations, less current portion                                            35               43
                                                                                ---------------    --------------

Total liabilities                                                                         994            1,260


Stockholders' equity:
   Series D Convertible Preferred Stock $.10 par value; liquidation and stated
      value of $1,000 per share, plus accumulated accretion, 4,911 shares
      authorized, issued and outstanding                                                5,319            5,246
   Common stock, $.10 par value; 50,000,000 shares authorized; 15,914,311
      shares issued and outstanding                                                     1,591            1,591
   Additional paid-in capital                                                          38,157           38,157
   Accumulated deficit                                                                (43,338)         (43,188)
   Accumulated other comprehensive loss                                                   (53)             (56)
                                                                                ----------------   -------------

Total stockholders' equity                                                              1,676            1,750
                                                                                ----------------   -------------

Total liabilities and stockholders' equity                                         $    2,670       $    3,010
                                                                                ================   =============




See accompanying notes.
                                       4
                          iEntertainment Network, Inc.

                            Consolidated Statements of Operations
                 (In thousands, except share and per share data)




                                                                                     Three months ended March 31
                                                                                        2001               2000
                                                                                 ---------------   -------------

Net revenues:
   CD-ROM product sales                                                           $        -       $        10

   Online sales                                                                            257              423
   Advertising and other                                                                   314            1,061
   Royalties and licenses                                                                    3               61
                                                                                 ---------------   -------------
Total net revenues                                                                         574            1,555

Cost of revenues:
   Cost of products and services                                                            37               18
   Royalties and amortized software costs                                                   13              253
                                                                                 ---------------   -------------
Total cost of revenues                                                                      50              271
                                                                                 ---------------   -------------
Gross profit                                                                               524            1,284

Operating expenses:
   Sales and marketing                                                                     538              743
   Product development                                                                     263              575
   General and administrative                                                              272              616
   Reversal of accrued liabilities for prize points                                       (453)               -
   Goodwill amortization                                                                     -              400
                                                                                 ---------------   -------------
Total operating expenses                                                                   620            2,334
                                                                                 ---------------   -------------
Operating loss                                                                             (96)          (1,050)

Other (income) expense:
   Interest (income)/expense                                                                 -                5
   Other                                                                                   (19)             (51)
                                                                                 ---------------   -------------
Total other income                                                                         (19)             (46)
                                                                                 ---------------   -------------
Loss before income taxes                                                                   (77)          (1,004)
Income tax expense                                                                           -                6
                                                                                 ---------------   -------------
Net loss                                                                                   (77)          (1,010)
Accretion of Series D Convertible Preferred  Stock                                         (74)             (74)
                                                                                 ---------------   -------------
Net loss available to common stockholders                                         $       (151)    $     (1,084)
                                                                                 ===============   =============

Basic and diluted loss per share:
                                                                                 ---------------   -------------
   Net loss per share                                                             $     (0.01)     $      (0.07)
                                                                                 ===============   =============
Weighted average shares used in computing basic and diluted loss per share
                                                                                    15,914,311       14,936,800
                                                                                 ===============   =============

                          iEntertainment Network, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                    Three months ended March 31
                                                                                      2001              2000
                                                                                ----------------   -------------

Operating activities
Net loss                                                                          $        (77)    $     (1,010)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                         119              473
     Amortization of capitalized software development costs                                 12                -
     Noncash compensation expense                                                            -               10
     Issuance of common stock for services                                                   -               35
     Reversal of accrued liability for prize points                                       (343)               -
     Changes in operating assets and liabilities:
       Trade receivables                                                                   563             (406)
       Prepaid expenses and other assets                                                     9               17
       Accounts payable and accrued expenses                                                90             (337)
       Royalties and commissions payable                                                     -              (47)
                                                                                ----------------   -------------

Net cash provided by (used in) operating activities                                        373           (1,265)

Investing activities
Purchase of property and equipment                                                        (142)            (112)
Capitalized software development costs                                                    (167)               -
                                                                                ----------------   -------------
Net cash used in investing activities                                                     (309)            (112)

                          iEntertainment Network, Inc.

                                 (In Thousands)


                                                                                  Three months ended March 31
                                                                                    2001               2000
                                                                            ----------------        -------------

Financing activities
Proceeds from issuance of common and preferred stock                                      -                233
Stock registration costs                                                                  -                (50)
Payments on capital lease obligations                                                   (13)               (15)
Net cash provided by financing activities                                               (13)               168
                                                                             ----------------        ------------


Effect of currency exchange rate changes on cash and cash equivalents                     3                 38
Net increase (decrease) in cash and cash equivalents                                     54             (1,171)
Cash and cash equivalents at beginning of period                                        437              3,092
                                                                             -----------------      -------------

Cash and cash equivalents at end of period                                       $      491         $    1,921
                                                                             =================      =============

Supplemental disclosure of cash flow information
Cash paid for interest                                                           $       58         $      112
Cash paid for income taxes                                                       $        -         $       41

Noncash investing and financing activities
Issuance of common stock in connection with development agreement                $        -         $       49
Issuance of common stock in connection with employee severance                   $                  $       62
Issuance of common stock in settlement of liabilities                            $        -         $      300
Fixed assets acquired under capital lease                                        $        -         $       47

See accompanying notes.

                          iEntertainment Network, Inc.

                   Notes to Consolidated Financial Statements
        (INFORMATION AS OF MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                      MARCH 31, 2001 AND 2000 IS UNAUDITED)


1. Description of Business and Significant Accounting Policies (continued)


Description of Business

iEntertainment Network, Inc. (the "Company") is a developer and publisher of Internet games and an operator of online game services. The Company develops and publishes proprietary online multi-player games and has built an Internet distribution infrastructure that offers online gamers a variety of free, subscription and pay-per-play games and services, including simulation, parlor, strategy, role playing and action games.

Disposition of CD-ROM Assets

In connection with the Company's June 1999 disposition of its CD-ROM assets, management decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at March 31, 2001 and December 31, 2000 was $195,000 and is reflected as accounts payable and accrued expenses in the consolidated balance sheets. In the first quarter of 2000, the Company settled with its two largest distributors by paying $250,000 in cash and issuing common stock valued at $300,000.

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

Information related to net capitalized software development costs is as follows:
(in thousands):

                                               March 31        December 31
                                                  2001             2000
                                           ----------------   ---------------

   Balance at beginning of year                $     658         $      92
    Capitalized                                      167               658
    Amortized                                        (12)              (92)
                                           ----------------  ----------------

   Balance at end of period                    $     813         $     658
                                           ================   ===============


Revenue Recognition

Revenue from online sales is recognized at the time the game is played and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. Based on the criteria of SAB No. 101, the Company presents its advertising revenues net of these administrative fees.

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Revenue Recognition (continued)


Revenue from CD-ROM product sales was recognized at the time of product shipment. Revenue from royalties and licenses is recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue is recognized upon delivery of the product master or the first copy, provided collectibility is probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepts product returns and provides price protection on certain unsold merchandise. Revenue is recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves are based upon management's evaluation of historical experience, current industry trends and estimated costs.

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

The accounts receivable allowance at March 31, 2001, and December 31, 2000, includes a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Comprehensive Loss

The following chart details the Company's comprehensive loss for the periods presented:

                                                   Three months ended March 31
                                                      2001                2000
                                                   ---------           ---------

  Net Loss                                           $(77)            $(1,010)
  Other comprehensive income - foreign currency
  translation adjustment                                3                  38
                                                   --------           ----------

  Comprehensive loss                                 $(74)            $  (972)
                                                   ========           ==========

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts, sales returns and allowances, warranty provisions, and estimates regarding the recoverability of capitalized software development costs. Actual results could differ from those estimates.

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

Basic Net Loss Per Share

Basic net loss per share has been calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding during the period.

Had the Company been in a net income position, diluted earnings per share would have been presented and would have included potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included, as all potential common shares are antidilutive.

                          iEntertainment Network, Inc.

1. Description of Business and Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the Company's January 1, 2001 adoption of the new statement did not have a significant affect on earnings or the consolidated financial position of the Company.

2. Stockholders' Equity

Series D Redeemable Convertible Preferred Stock

The following is a summary of the terms of the Series D Redeemable Convertible Preferred Stock ("Series D Preferred"):

Dividends

There are no dividends automatically payable on the Series D Preferred. No dividends may be paid to the common stockholders while any Series D Preferred shares is outstanding.

Liquidation Preferences

Upon any liquidation, dissolution or winding up of the Company, before anything can be paid to the holders of common stock, the holders of the Series D Preferred will be entitled to receive $1,000 per share, plus an amount equal to a 6% annual return on that amount since the November 1999 issuance date and any penalty amounts due thereunder, if any.

                          iEntertainment Network, Inc.

2. Stockholders' Equity (continued)

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

A registration statement was filed and became effective in March 2000 that removed the redemption feature that was outside the control of the Company. Accordingly, the Company classified the Series D preferred stock as permanent equity during the first quarter of 2000.

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the three months ended March 31, 2001 and 2000, the recorded accretion was $74,000 and $74,000, respectively. Accumulated accretion at March 31, 2001, and December 31, 2000 was $409,000 and $335,000,
respectively.

                          iEntertainment Network, Inc.

2. Stockholders' Equity (continued)

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

                          iEntertainment Network, Inc.

3. Stock Options and Warrants

The following summarizes the Company's stock option and warrant activity:



                                                                                        Weighted-
                                           Shares          Shares                         Average
                                          Available       Available                      Exercise
                                         for Grant -     for Grant -       Options       Price Per
                                         1995 Plans      1998 Plans      Outstanding       Share
                                       --------------  ---------------  --------------  --------------


Balances at December 31, 2000              331,985         309,815       3,410,142          $1.84
   Options granted                         (90,000)              -          90,000          $0.25
   Options canceled                         12,713               -         (12,713)         $2.32
                                       --------------  --------------  ---------------  --------------
Balances at March 31, 2001                 254,698         309,815       3,487,429          $1.80
                                       ==============  ==============  ===============  ==============



At March 31, 2001, the Company had 2,654,621 options exercisable at exercise prices ranging from $0.25 - $6.00 per share.

The Company had 1,131,905 and 1,210,903 warrants outstanding at March 31, 2001 and December 31, 2000, respectively, all of which were exercisable at prices ranging from $1.00 to $9.60 per share.

4.  Accrued Liability for Prize Points

The Company has operated a prize point system for the users of its online games. In 2000, prize points were redeemable for cash and other prizes. The Company had recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed. At December 31, 2000, the Company also recorded a liability in accounts payable for redeemed but unpaid prize points of $112,000. In 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points and may now be used by customers to enter prize drawings. Due to the change in its prize point system, Management has determined that the Company no longer has prize point obligations as previously recorded in the December 31, 2000 balance sheets. Accordingly, the accrued liability of $343,000 and the payable of $112,000 have been reversed and were netted against Sales and Marketing operating expenses in the Consolidated statements of Operations for the quarter ending March 31, 2001.

                          IENTERTAINMENT NETWORK, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

OVERVIEW

During the fourth quarter of fiscal 2000, the Company, reacting to an adverse pricing environment for online advertising, restructured its operations, thereby significantly reducing personnel and overhead costs.

NET REVENUES

Net revenues decreased by 63% to $.6 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000.

The following table summarizes the changes in the components of revenue from 2000 to 2001:


                                                              Three Months ended
                                                                    March 31
                                                                     ($000)
                                                              -----------------

       Revenue for the period in 2000                              $ 1,555
       Increase / (Decrease) in Advertising and Other Revenue         (747)
       Increase / (Decrease) in Pay for Play Revenue                  (166)
       Increase / (Decrease) in Royalty & Licensing                    (58)
       Increase / (Decrease) in CD-ROM revenue                         (10)
                                                                  ---------

       Revenue for the period in 2001                               $  574
                                                                  =========




Advertising revenues decreased 70% from Q1 2000 to Q1 2001. A 171% increase in advertising impressions served over that period was more than offset by a precipitous drop in advertising pricing across the Internet.

Pay-for-Play revenue decreased in the three month period ending March 31, 2001 from the prior year's comparable period, primarily due to changes in the pricing model that management implemented in order to stimulate user growth and increase revenues. During the fourth quarter of fiscal 2000, the Company introduced a flat fee, unlimited play option into its pricing matrix. Previously, players paid for each hour played. The new plan drew a significant portion of existing players, but failed to attract sufficient numbers of new players to offset the loss of revenues generated by high usage players.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the three month period ending March 31, 2001 decreased to $0.1 million from $0.3 million in the same period of 2000. This decrease was due primarily to the elimination of royalties associated with operating third-party software.

OPERATING EXPENSES
Operating expenses decreased by 73% to $.6 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000.

The following table summarizes the changes in the components of operating expenses from 2000 to 2001:

                                                             Three Months
                                                            ended March 31
                                                                 ($000)
                                                            --------------

       Operating Expenses for the period in 2000                $ 2,334

       Increase/ (Decrease) in Sales and Marketing                 (658)
       Increase/ (Decrease) in Product Development                 (312)
       Increase/ (Decrease) in General and Administrative          (344)
       Increase/ (Decrease) in Goodwill Amortization               (400)
                                                            ------------
       Operating Expenses for the period in 2001                 $  620
                                                            ============




SALES AND MARKETING

Sales and marketing expenses decreased during the first quarter from the prior year's comparable period, due primarily to the reduction of costs associated with customer incentives and personnel cost savings arising from the Company's restructuring in late 2000. Beginning with Q1 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points and are used to enter fixed-value prize drawings, resulting in a decrease of $0.2 million. Accordingly, the associated accrued liability related to unredeemed prize points of $0.3 million and the payable related to redeemed, but unpaid, prize points were reversed against operating expenses in the quarter ending March 31, 2001.



PRODUCT DEVELOPMENT

Product development expenses decreased in the three month period ending March 31, 2001 from the prior year's comparable period, primarily due to the increase in software development costs capitalized on the balance sheet of $0.1 million, as well as the decrease in staffing costs of $0.2 million effected by the Company's restructuring in December 2000.

                          IENTERTAINMENT NETWORK, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased in the three month period ending March 31, 2001 from the prior year's comparable period, primarily due to savings associated with the closure of the Company's European operations.


GOODWILL AMORTIZATION

Goodwill from the MPG-Net acquisition, acquired in mid first quarter 1999, was previously being amortized to expense over 36 months. Goodwill from the Gamers Net acquisition, acquired in third quarter 1999, was previously being amortized to expense over 24 months. During the second half of fiscal 2000, the Company experienced a significant revenue stream reduction as a result of a downturn in the online advertising market, which indicated potential impairment of its recorded goodwill values. The Company determined that unamortized goodwill relating to both MPG-Net and The Gamers Net had become fully and permanently impaired. And accordingly, the balance at December 31, 2000 was written down to $0.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and cash equivalents of $.5 million. The following is a condensed table of cash and cash equivalents on hand and major cash flow items:


     Cash and cash equivalents on hand, December 31, 2000            $   437
     Net loss                                                            (77)
     Add: non-cash charges and expenses                                 (212)
     Changes in working capital                                          662
                                                                     --------

     Net Cash Provided By Operations                                     373
     Net investing and financing activities                             (322)
     Effect of exchange rates on cash and cash equivalents                 3
                                                                     --------
     Net change in cash and cash equivalents                              54
                                                                     --------

     Cash and cash equivalents on hand, March 31, 2001               $   491
                                                                     ========

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company used $1.6 million less net cash in operating activities during the first three months of 2001 compared with the same period in 2000. This decrease was primarily due to the contraction of the business as effected by the Company's restructuring during the fourth quarter of fiscal 2000, resulting in reduced cash operating requirements.

The Company's success is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

As of the balance sheet date, the Company believes that it may not have sufficient cash resources to fund its operations through the next twelve months. There is no assurance that the Company will be able to close on any financing transaction. The Company does not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient additional financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. The Company received a going concern opinion on its December 31, 2000 audited financial statements.

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



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2001 through March 31, 2001, the Company (1) granted options to purchase 12,500 shares of common stock to two contractors for services priced at market value on the date of issuance; (2) granted options to purchase 77,500 shares of common stock to 10 employees priced at market value on the date of grant.

Items (1) and (2) were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D of the Securities and Exchange Commission.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

Forward Looking Statements

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Our forward-looking statements include statements related to capital needs, ability to raise capital, and the market for our common stock. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

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

                          IENTERTAINMENT NETWORK, Inc.

You should carefully consider the risks described in the Company's Form 10-KSB, together with all of the other information included in this Form 10-QSB, before making an investment decision. The risks and uncertainties described are not the only ones we face. If any of the these risks actually occur, it is likely that our business, financial condition or operating results would be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Delisting of our Common Stock from Nasdaq's SmallCap MarketTM

Because the Company had failed to comply with the $1.00 minimum bid requirement for continued listing of its common stock on the SmallCap MarketTM as set forth in Marketplace Rule 4310(c)(8)(B). As of the close of business on March 23, 2001, our minimum bid price was $0.1875 per share. The Company's common stock was delisted from the SmallCap MarketTM at the opening of business on April 5, 2001. The Company decided not to appeal this determination. Following this delisting, trading in the Company's common stock has been conducted in the over-the-counter markets such as the OTC Bulletin Board(R). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements other than regular filings with the SEC. It also does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB, have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $0.08 to a high of $0.28 per share, and the closing price of our stock on May 10, 2001 was $0.23.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

None

(B)   REPORTS ON FORM 8-K

None

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


 IENTERTAINMENT NETWORK, INC.

                   By: /s/ Michael C. Pearce

                   ----------------------
                   Michael C. Pearce
                   Chief Executive Officer



                   By: /s/ Allan Kalbarczyk

                   ----------------------
                   Allan Kalbarczyk
                   Chief Accounting Officer