Form 10QSB
period 2001-06-30
IENTERTAINMENT NETWORK INC
filed 2001-08-14
CIK 1061915

                    U.S. Securities and Exchange Commission
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

Yes  [X]                     No [_]

As of August 136, 2001, (the most recent practicable date), there were 15,914,311 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [_]                    No [X]

                         IENTERTAINMENT NETWORK, Inc.

                         Form 10-QSB Quarterly Report

                                     INDEX


PART I     FINANCIAL INFORMATION                                PAGE

Item 1     Financial Statements                                    3

Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           14

PART II    OTHER INFORMATION                                      18

Item 1     Legal Proceedings                                      18

Item 2     Changes in Securities and Use of Proceeds              18

Item 3     Defaults Upon Senior Securities                        18

Item 4     Submission of Matters to a Vote of Security Holders    18

Item 5     Other Information                                      19

Item 6     Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                        21

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                         iEntertainment Network, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                         June 30        December 31
                                                                           2001            2000
                                                                        UNAUDITED         AUDITED
                                                                        ---------------------------
Assets
Current assets:
  Cash and cash equivalents                                              $     352       $      437
  Trade receivables, net of allowances of $110 and $80 at June 30,
    2001 and December 31, 2000, respectively                                   172              814

  Prepaid expenses and other                                                   164              169
                                                                        ---------------------------
Total current assets                                                           688            1,420

Property and equipment, net                                                    787              914
Software development costs, net                                                744              658
Other noncurrent assets                                                         17               18
                                                                        ---------------------------
Total assets                                                             $   2,236       $    3,010
                                                                        ===========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                  $     959       $    1,181
  Current portion of capital lease obligations                                  30               36
                                                                        ---------------------------
Total current liabilities                                                      989            1,217

Capital lease obligations, less current portion                                 31               43
                                                                        ---------------------------
Total liabilities                                                            1,020            1,260

Stockholders' equity:
  Series D Convertible Preferred Stock $.10 par value; liquidation and stated value of $1,000 per share, plus accumulated
    accretion, 4,911 shares authorized, issued and outstanding               5,392            5,246
  Common stock, $.10 par value; 50,000,000 shares authorized;
    15,914,311 and 15,914,311 shares issued and outstanding                  1,591            1,591
  Additional paid-in capital                                                38,157           38,157
  Accumulated deficit                                                      (43,872)         (43,188)
  Accumulated other comprehensive loss                                         (52)             (56)
                                                                        ===========================
Total stockholders' equity                                                   1,216            1,750
                                                                        ---------------------------
Total liabilities and stockholders' equity                               $   2,236       $    3,010
                                                                        ===========================

See accompanying notes.

                          iEntertainment Network, Inc.

                     Consolidated Statements of Operations
                (In thousands, except share and per share data)



                                                       Three months ended                  Six months ended
                                                    June 30          June 30           June 30            June 30
                                                      2001            2000               2001               2000
                                                  ----------------------------------------------------------------
Net revenues:
 CD-ROM product sales                             $         -     $         -         $         -      $        10
 Online sales                                             280             393                 537              816
 Advertising and other                                    144           1,557                 458            2,618
 Royalties and licenses                                    18              55                  21              116
                                                  ----------------------------------------------------------------
Total net revenues                                        442           2,005               1,016            3,560

Cost of revenues:
 Cost of products and services                             59              30                  96               48
 Royalties and amortized software costs                    69              71                  82              324
                                                  ----------------------------------------------------------------
Total cost of revenues                                    128             101                 178              372
                                                  ----------------------------------------------------------------
Gross profit                                              314           1,904                 838            3,188

Operating expenses:
 Sales and marketing                                      191           1,167                 729            1,910
 Product development                                      397             370                 660              945
 General and administrative                               233             416                 505            1,032
 Goodwill amortization                                      -             401                   -              801
 Reversal of accrued liabilities for prize
   points                                                   6               -                (447)               -
                                                  ----------------------------------------------------------------
Total operating expenses                                  827           2,354               1,447            4,688
                                                  ----------------------------------------------------------------
Operating loss                                           (513)           (450)               (609)          (1,500)

Other (income) expense:
 Interest (income)/expense                                  -               2                   -                5
 Other                                                    (52)            (11)                (71)             (58)
                                                  ----------------------------------------------------------------
Total other income                                        (52)             (9)                (71)             (53)
                                                  ----------------------------------------------------------------
Loss before income taxes                                 (461)           (441)               (538)          (1,447)
Income tax expense                                          -               9                   -               15
                                                  ----------------------------------------------------------------
Net loss                                                 (461)           (450)               (538)          (1,462)
Accretion of Series D Convertible
  Preferred  Stock                                        (73)            (73)               (147)            (147)
                                                  ----------------------------------------------------------------
Net loss available to common stockholders         $      (534)    $      (523)        $      (685)     $    (1,609)
                                                  ================================================================

Basic and diluted loss per share:
 Net loss per share                               $     (0.03)    $     (0.03)        $     (0.04)     $     (0.11)
Weighted average shares used in computing
  basic and diluted loss per share                 15,914,311      15,079,317          15,914,311       15,008,061

                         iEntertainment Network, Inc.

                     Consolidated Statements of Cash Flows
                                (In Thousands)

                                                                           Six months ended June 30
                                                                              2001              2000
                                                                          --------------------------
Operating activities
Net loss                                                                  $   (538)          $(1,462)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation and amortization                                              270               963
    Amortization of capitalized software development costs                      81                 -
    Noncash compensation expense                                                 -                78
    Issuance of common stock for services                                        -                69
    Write-off of accrued liability for prize points                           (447)                -
    Changes in operating assets and liabilities:
      Trade receivables                                                        642            (1,294)
      Prepaid expenses net and other assets                                      5               (17)
      Accounts payable and accrued expenses                                    225              (458)
      Royalties and commissions payable                                          -               (48)
                                                                          --------------------------
Net cash provided by (used in) operating activities                            238            (2,169)

Investing activities
Purchase of property and equipment                                            (142)             (220)
Capitalized software development costs                                        (167)             (277)
                                                                          --------------------------
Net cash used in investing activities                                         (309)             (497)

Financing activities
Proceeds from issuance of common and preferred stock                             -               836
Stock registration costs                                                         -               (73)
Payments on capital lease obligations                                          (18)              (35)
                                                                          --------------------------
Net cash (used in) provided by financing activities                            (18)              728

Effect of currency exchange rate changes on cash and cash
 equivalents                                                                     4                44
                                                                          --------------------------
Net decrease in cash and cash equivalents                                      (85)           (1,894)
Cash and cash equivalents at beginning of period                               437             3,092
                                                                          --------------------------
Cash and cash equivalents at end of period                                $    352           $ 1,198
                                                                          ==========================

                         iEntertainment Network, Inc.

                                (In Thousands)



                                                                          Six months ended June 30
                                                                           2001              2000
                                                                         -------------------------
Noncash investing and financing activities
Issuance of common stock in connection with development
 agreement                                                               $     -             $  49

Issuance of common stock in connection with employee
 severance                                                               $                   $ 124
Issuance of common stock in settlement of liabilities                    $     -             $ 300
Fixed assets acquired under capital lease                                $     -             $  47

See accompanying notes.

                         iEntertainment Network, Inc.

                  Notes to Consolidated Financial Statements
    (INFORMATION AS OF June 30, 2001 AND FOR THE SIX AND THREE MONTHS ENDED
                     June 30, 2001 AND 2000 IS UNAUDITED)


1. Description of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

1. Description of Business and Significant Accounting Policies (continued)

Software Development Costs

The Company capitalizes costs incurred in the development of it's gaming software. Capitalization of such costs is discontinued when a product is available for general release to customers. Capitalized software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers.

Information related to net capitalized software development costs is as follows:
(in thousands):

                                               June 30     December 31
                                                 2001          2000
                                               ------------------------

     Balance at beginning of year                $ 658         $  92
     Capitalized                                   167           658
     Amortized                                     (81)          (92)
                                               ------------------------
     Balance at end of year                      $ 744         $ 658
                                               ========================

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

The accounts receivable allowance at June 30, 2001, and December 31, 2000, includes a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

Reclassifications

The Company reclassified Software development costs in the balance sheet as of December 31, 2000 from a current asset to a non-current asset to conform with the presentation in the June 30, 2001 balance sheet. The reclassification did not affect stockholders' equity or net loss as previously reported.

                         iEntertainment Network, Inc.

Description of Business and Significant Accounting Policies (continued)

Comprehensive Loss

The following chart details the Company's comprehensive loss for the periods presented:


                                                    Three months ended           Six months ended
                                                          June 30                     June 30
                                                    2001           2000          2001         2000
                                                  --------------------------------------------------
     Net Loss                                      $(461)         $(450)        $(538)     $(1,462)
     Other comprehensive income - foreign
     currency translation adjustment                   1              6             4           44
                                                  --------------------------------------------------
     Comprehensive loss                            $(460)         $(444)        $(534)     $(1,418)
                                                  ==================================================

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

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is required to be adopted in years beginning after June 15, 2000. The Company's January 1, 2000 adoption of the new statement did not have a significant affect on earnings or the consolidated financial position of the Company.

                         iEntertainment Network, Inc.

2. Stockholders' Equity

Series D Redeemable Convertible Preferred Stock

The following is a summary of the terms of the Series D Redeemable Convertible Preferred Stock ("Series D Preferred"):

Dividends

There are no dividends automatically payable on the Series D Preferred. No dividends may be paid to the common stockholders while any Series D Preferred shares are outstanding.

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

A registration statement was filed and became effective in March 2000, which removed the redemption feature that was outside the control of the Company. Accordingly, the Company classified the Series D preferred stock as permanent equity during the first quarter of 2000.

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the three and six months ended June 30, 2001 and 2000, the recorded accretion was $734,000 and $147,000 respectively. Accumulated accretion at June 30, 2001, and December 31, 2000 was $482,000 and $335,000, respectively.

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

3. Stock Options and Warrants

The following summarizes the Company's stock option and warrant activity:

                                          Shares          Shares                               Weighted-
                                         Available       Available                              Average
                                        for Grant -     for Grant -         Options         Exercise Price
                                        1995 Plans      1998 Plans        Outstanding          Per Share
                                       -------------------------------------------------------------------------
Balances at December 31, 2000              331,985          309,815         3,410,142             $ 1.84
  Options granted                          (90,000)               -            90,000             $ 0.25
  Options canceled                         162,863           30,000          (192,863)            $ 2.18
                                       -------------------------------------------------------------------------
Balances at June 30, 2001                  404,848          339,815         3,307,279             $ 1.77
                                       =========================================================================

At June 30, 2001, the Company had 2,502,852 options exercisable at exercise prices ranging from $0.25 - $6.00 per share.

The Company had 1,131,905 and 1,210,903 warrants outstanding at March June 30, 2001 and December 31, 2000, respectively, all of which were exercisable at prices ranging from $1.00 to $9.60 per share.

                         iEntertainment Network, Inc.

4.  Accrued Liability for Prize Points

The Company has operated a prize point system for the users of its online games. In 2000, prize points were redeemable for cash and other prizes. The Company had recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed. At December 31, 2000, the Company also recorded a liability in accounts payable for redeemed but unpaid prize points of $112,000. In 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points and may now be used by customers to enter prize drawings. Due to the change in its prize point system, management has determined that the Company no longer has prize point obligations as previously recorded in the December 31, 2000 balance sheet. Accordingly, the accrued liability of $343,000 and the payable of $112,000 have been reversed and were netted against operating expenses in the Consolidated Statement of Operations for the quarter ending March 31, 2001.

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they wanted to redeem for cash prizes. The Attorney General's Office also has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's Office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company is attempting to negotiate reasonable settlements regarding these claims; however, there can be no assurance that reasonable settlements will be reached. Management cannot reasonably estimate the amount of a settlement at this time: therefore no reserve has been accrued on the balance sheet at June 30, 2001. In addition, such settlements would not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

The Company is in the process of changing its operations of its "Bingo" game in order to help resolve its dispute with the Office of the Attorney General of North Carolina. As a result of anticipated reductions in "Bingo's" prize point eligibility necessary to effect these changes, the Company may experience a substantial decrease in the amount of traffic on the Company's "Bingo" website. If the amount of traffic on the Company's "Bingo" website does substantially decrease, the Company's advertising revenues will also substantially decrease.

                         IENTERTAINMENT NETWORK, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

OVERVIEW

During the fourth quarter of fiscal 2000, the Company, reacting to an adverse pricing environment for online advertising, restructured its operations, thereby significantly reducing personnel and overhead costs.

NET REVENUES

Net revenues decreased by 76% to $.5 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. Net revenues decreased by 71% to $ 1.0 million for the six months ended June 30, 2001 from $3.6 million for the six months ended June 30, 2000.


The following table summarizes the changes in the components of revenue from 2000 to 2001:

                                                            Three months      Six months
                                                            ended June 30    ended June 30
                                                               ($000)          ($000)
                                                         -------------------------------------
Revenue for the period in 2000                                  $ 2,005         $  3,560
Increase / (Decrease) in Advertising and Other Revenue           (1,413)          (2,160)
Increase / (Decrease) in Pay for Play Revenue                      (113)            (279)
Increase / (Decrease) in Royalty & Licensing                        (37)             (95)
Increase / (Decrease) in CD-ROM revenue                               -              (10)
                                                         -------------------------------------
Revenue for the period in 2001                                  $   442         $  1,016
                                                         =====================================

Advertising revenues decreased 91% to $0.1 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. Advertising revenues decreased 82% to $0.5 million for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. All increases in advertising impressions served over the periods were more than offset by a precipitous drop in advertising pricing across the Internet.

Pay-for-Play revenue decreased 29% to $0.3 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000 and decreased 34% to $0.5 million for the six months ended June 30, 2001 from $0.8 million for the six months ended June 30, 2000., primarily due to changes in the pricing model that management implemented in order to stimulate user growth and increase revenues. During the fourth quarter of fiscal 2000, the Company introduced a flat fee, unlimited play option into its pricing matrix. Previously, players paid for each hour played. The new plan drew a significant portion of existing players, but failed to attract a sufficient numbers of new players to offset the loss of revenues generated by high usage players.

                         IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the three month period ending June 30, 2001 increased 26% compared to the comparable period in 2000 due primarily to a duplication of internet access charges necessitated by a facilities move. Cost of revenues decreased 52% to $0.2 million in the six month period ending June 30, 2001 from $0.4 million in the six month period ended June 30, 2000. This decrease was due primarily to the elimination of royalties associated with operating third-party software.

OPERATING EXPENSES

Operating expenses decreased by 65% to $0.8 million for the three months ended June 30, 2001 from $2.4 million for the three months ended June 30, 2000. Operating expenses decreased by 69% to $1.4 million for the six months ended June 30, 2001 from $4.7 million for the six months ended June 30, 2000.


The following table summarizes the changes in the components of operating expenses from 2000 to 2001:

                                                              Three months       Six months
                                                              ended June 30     ended June 30
                                                                 ($000)            ($000)
                                                            -------------------------------------
Operating Expenses for the period in 2000                         $2,354           $ 4,688
Increase/ (Decrease) in Sales and Marketing                         (976)           (1,181)
Increase/ (Decrease) in Product Development                           27              (285)
Increase/ (Decrease) in General and Administrative                  (187)             (527)
Increase/ (Decrease) in Goodwill Amortization                       (401)             (801)
Increase/ (Decrease) in Reversal of liabilities for
 prize points                                                          6              (447)
                                                            -------------------------------------
Operating Expenses for the period in 2001                         $  827           $ 1,447
                                                            =====================================

SALES AND MARKETING

Sales and marketing expenses decreased by 84% to $0.2 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000., and decreased by 62% to $0.7 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. These decreases were due primarily to the reduction of costs associated with customer incentives and personnel cost savings arising from the Company's restructuring in late 2000. Beginning with Q1the first quarter of 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points and are used to enter fixed-value prize drawings, resulting in a decreases of $0.4 million and $0.6 million for the three and six months ended June 30, 2001, respectively, compared to the corresponding periods in 2000. Accordingly, the associated accrued liability related to unredeemed prize points of $0.3 million and the payable of $0.1 million related to redeemed, but unpaid, prize points were reversed against operating expenses in the quarter ended March 31, 2001.

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they wanted to redeem for cash prizes. The Attorney General's Office also has asserted that the Company's operation of the game of "Bingo,"

                         IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES AND MARKETING (CONTINUED)

gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's Office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company is attempting to negotiate reasonable settlements regarding these claims; however, there can be no assurance that reasonable settlements will be reached. Management cannot reasonably estimate the amount of a settlement at this time: therefore no reserve has been accrued on the balance sheet at June 30, 2001. In addition, such settlements would not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

The Company is in the process of changing its operations of its "Bingo" game in order to help resolve its dispute with the Office of the Attorney General of North Carolina. As a result of anticipated reductions in "Bingo's" prize point eligibility necessary to effect these changes, the Company may experience a substantial decrease in the amount of traffic on the Company's "Bingo" website. If the amount of traffic on the Company's "Bingo" website does substantially which the Company allows users to play for free, violates North Carolina's decrease, the Company's advertising revenues will also substantially decrease.


PRODUCT DEVELOPMENT

Product development expenses increased slightly in the three month period ended June 30, 2001 from the prior year's comparable period and decreased 30% to $0.7 million for the six months ended June 30, 2001 from $0.9 million for the six months ended June 30, 2000. The Company's restructuring in December 2000 resulted in decreases in staffing costs and overhead in each of the first two quarters of 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 44% to $0.2 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000. General and administrative expenses decreased by 51% to $0.5 million for the six months ended June 30, 2001 from $1.0 million for the six months ended June 30, 2000, primarily due to savings associated with the closure of the Company's European operations and savings in staffing costs effected by the Company's restructuring in December 2000.

GOODWILL AMORTIZATION

Goodwill from the MPG-Net acquisition, acquired in mid -first quarter 1999, was previously being amortized to expense over 36 months. Goodwill from the Gamers Net acquisition, acquired in third quarter 1999, was previously being amortized to expense over 24 months. During the second -half of fiscal 2000, the Company experienced a significant revenue stream reduction as a result of a downturn in the online advertising market, which indicated potential impairment of its recorded goodwill values. The Company determined that unamortized goodwill relating to both MPG-Net and The Gamers Net had become fully and permanently impaired. And accordingly, the balance of unaudited goodwill at December 31, 2000 was written down to $0.

IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of $.4 million. The following table summarizes is a condensed table of cash and cash equivalents on hand and major cash flow items:

     Cash and cash equivalents on hand, December 31, 2000         $    437
     Net loss                                                         (538)
     Add: non-cash charges and expenses                                (96)
     Changes in working capital                                        872
                                                                  --------
     Net Cash Provided By Operations                                   238
     Net investing and financing activities                           (327)
     Effect of exchange rates on cash and cash equivalents               4
                                                                  --------
     Net change in cash and cash equivalents                           (85)
                                                                  --------
     Cash and cash equivalents on hand, June 30, 2001             $    352
                                                                  ========

The Company used $2.4 million less net cash in operating activities during the first six months of 2001 compared with the same period in 2000. This decrease was primarily due to the contraction of the business as effected by the Company's restructuring during the fourth quarter of fiscal 2000, resulting in reduced cash operating requirements.

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

As of the balance sheet date, the Company believes that it may not have sufficient cash resources to fund its operations through the next twelve months. There is no assurance that the Company will be able to close on any financing transaction. The Company does not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient additional financing to satisfy its cash requirements or the Company may be required to obtain financing on terms that are not favorable to it and its shareholders. The Company received a going concern opinion on its December 31, 2000 audited financial statements. The Company's auditors' opinion issued in conjunction with the Company's audited financial statements for the period ended December 31, 2000 raised substantial doubt about the Company's ability to continue as a going concern.

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

IENTERTAINMENT NETWORK, Inc.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they wanted to redeem for cash prizes. The Attorney General's Office also has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's Office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company is attempting to negotiate reasonable settlements regarding these claims; however, there can be no assurance that reasonable settlements will be reached. In addition, such settlements would not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2001 through June 30, 2001, the Company (1) granted options to purchase 12,500 shares of common stock to two contractors for services priced at market value on the date of issuance; (2) granted options to purchase 77,500 shares of common stock to 10 employees priced at market value on the date of grant.

Items (1) and (2) were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D of the Securities and Exchange Commission.
IENTERTAINMENT NETWORK, Inc.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an annual shareholders meeting held on June 5, 2001, the following matters were approved:

     o approval and ratification of an amendment to the Company's Articles of Incorporation reducing the minimum number of directors from five to three.

     o  election of three directors;

     o approval and ratification of an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,800,000 to 2,300,000 shares;

     o  approval and ratification of the appointment of Ernst & Young LLP.

IENTERTAINMENT NETWORK, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

The respective vote tabulations are detailed below:

Proposal 1                        For               Against         Abstain
----------                        ----------        -------        ------
Amendment to the                  12,164,985         83,465         17,205
Articles of Incorporation

Proposal 2                        For              Withhold
----------                        ---------        ---------
Jacob Agam                        8,719,558        3,546,097
Marc S. Goldfarb                  8,719,558        3,546,097
Michael Pearce                    8,719,558        3,546,097


Proposal 3                        For              Against          Abstain
----------                        ----------       --------         -------

Amendment to the 1998             12,053,904        189,046         22,705
Stock Option Plan

Proposal 4                        For              Against          Abstain
----------                        ----------       ------- -        -------

Appointment of Ernst &            12,241,851          11,459         12,345
Young, LLC


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

IENTERTAINMENT NETWORK, Inc.

Delisting of our Common Stock from Nasdaq's SmallCap Market(TM)

As of the close of business on March 23, 2001, the bid price of the Company's of the Company's common stock as quoted on Nasdaq's SmallCap MarketTM was $0.1875 per share. Because the Company had failed to comply with the $1.00 minimum bid requirement for continued listing of its common stock on the SmallCap Market(TM) as set forth in Marketplace Rule 4310(c)(8)(B), . As of the close of business on March 23, 2001, our minimum bid price was $0.1875 per share. The Company's common stock was delisted from the SmallCap Market(TM) at the opening of business on April 5, 2001. The Company decided not to appeal this determination. Following this delisting, trading in the Company's common stock has been conducted in the over-the-counter markets such as the OTC Bulletin Board(R). The OTCBB is a regulated quotation service that displays real-time quotes and volume information in over-the-counter equity securities. The OTCBB does not impose listing standards or requirements other than regular filings with the SEC. It also does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers and a lack of readily available bid and ask prices. These stocks may also experience a greater spread between the bid and ask price and a general loss of liquidity. Certain investors have policies against purchasing or holding OTCBB securities. The delisting and subsequent trading on the OTCBB, have had, and will continue to have, a material adverse effect on both trading volume and market value of our stock. Since delisting, our stock price has traded from a low of $0.05 to a high of $0.28 per share, and the closing price of our stock on August 310, 2001 was $0.065.


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


IENTERTAINMENT NETWORK, INC.

             By: /s/ Michael C. Pearce
                ----------------------
             Michael C. Pearce
             Chief Executive Officer



             By: /s/ Allan Kalbarczyk
                ---------------------
             Allan Kalbarczyk
             Chief Accounting Officer