Form 10QSB
period 2001-09-30
IENTERTAINMENT NETWORK INC
filed 2001-11-14
CIK 1061915

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Yes [X]                    No [_]

As of November 05, 2001, (the most recent practicable date), there were 15,914,311 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [_]                    No [X]

                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB Quarterly Report

                                      INDEX


PART I              FINANCIAL INFORMATION                                PAGE
Item 1              Financial Statements                                    3

Item 2              Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                       16

PART II             OTHER INFORMATION                                      20

Item 1              Legal Proceedings                                      20

Item 2              Changes in Securities and Use of Proceeds              20

Item 3              Defaults Upon Senior Securities                        20

Item 4              Submission of Matters to a Vote of Security Holders    21

Item 5              Other Information                                      21

Item 6              Exhibits and Reports on Form 8-K                       22

SIGNATURES                                                                 23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          iEntertainment Network, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                 September 30  December 31
                                                                                     2001          2000
                                                                                 -------------------------
                                                                                  UNAUDITED       AUDITED
Assets
Current assets:
   Cash and cash equivalents                                                       $     69      $    437
   Trade receivables, net of allowances of $75 and $80 at September 30,
      2001 and December 31, 2000, respectively                                          178           814
   Prepaid expenses and other                                                           287           169
                                                                                 -------------------------
Total current assets                                                                    534         1,420

Property and equipment, net                                                             629           914
Software development costs, net                                                         676           658
Other noncurrent assets                                                                  17            18
                                                                                 -------------------------
Total assets                                                                       $  1,856      $  3,010
                                                                                 =========================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                           $  1,152      $  1,181
   Current portion of capital lease obligations                                          30            36
                                                                                 -------------------------
Total current liabilities                                                             1,182         1,217

Capital lease obligations, less current portion                                          26            43
                                                                                 -------------------------
Total liabilities                                                                     1,208         1,260

Stockholders' equity:
   Series D Convertible Preferred Stock $.10 par value; liquidation and stated
      value of $1,000 per share, plus accumulated accretion, 4,911
      shares authorized, issued and outstanding                                       5,467         5,246
   Common stock, $.10 par value; 50,000,000 shares authorized; 15,914,311 and
      15,914,311 shares issued and outstanding                                        1,591         1,591
   Additional paid-in capital                                                        38,157        38,157
   Accumulated deficit                                                              (44,512)      (43,188)
   Accumulated other comprehensive loss                                                 (55)          (56)
                                                                                 -------------------------
Total stockholders' equity                                                              648         1,750
                                                                                 -------------------------
Total liabilities and stockholders' equity                                         $  1,856      $  3,010
                                                                                 =========================

See accompanying notes.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                             Three months ended                  Nine months ended
                                                        September 30     September 30      September 30      September 30
                                                            2001              2000             2001                2000
                                                        ------------------------------------------------------------------
                                                                  UNAUDITED                          UNAUDITED
Net revenues:
    CD-ROM product sales                                  $         -     $         60    $          -        $         70
    Online sales                                                  240              346             777               1,162
    Advertising and other                                         117            1,493             575               4,111
    Royalties and licenses                                         36                4              57                 120
                                                        ------------------------------------------------------------------
Total net revenues                                                393            1,903           1,409               5,463

Cost of revenues:
    Cost of products and services                                  61               43             157                  91
    Royalties and amortized software costs                         69               44             151                 368
                                                        ------------------------------------------------------------------
Total cost of revenues                                            130               87             308                 459
                                                        ------------------------------------------------------------------
Gross profit                                                      263            1,816           1,101               5,004

Operating expenses:
    Sales and marketing                                           122            1,494             851               3,404
    Product development                                           411              363           1,071               1,308
    General and administrative                                    310              398             815               1,430
    Goodwill amortization                                           -              400               -               1,201
    Debt Concessions                                                -             (265)              -                (265)
    Reversal of accrued liabilities for prize points                -                -            (447)                  -
                                                        ------------------------------------------------------------------
Total operating expenses                                          843            2,390           2,290               7,078
                                                        ------------------------------------------------------------------
Operating loss                                                   (580)            (574)         (1,189)             (2,074)

Other (income) expense:
    Interest (income)/expense                                       1               (8)              1                  (3)
    Other                                                         (14)              (3)            (85)                (61)
                                                        ------------------------------------------------------------------
Total other income                                                (13)             (11)            (84)                (64)
                                                        ------------------------------------------------------------------
Loss before income taxes                                         (567)            (563)         (1,105)             (2,010)
Income tax expense                                                  -                1               -                  16
                                                        ------------------------------------------------------------------
Net loss                                                         (567)            (564)         (1,105)             (2,026)
 Accretion of Series D Convertible Preferred  Stock               (74)             (74)           (221)               (221)

                                                        ------------------------------------------------------------------
Net loss available to common stockholders                 $      (641)    $       (638)   $     (1,326)       $     (2,247)
                                                        ==================================================================

Basic and diluted loss per share:
    Net loss per share                                    $     (0.04)    $      (0.04)   $      (0.08)       $      (0.15)
Weighted average shares used in computing basic
    and diluted loss per share                             15,914,311       15,747,188      15,914,311          15,256,235

                          iEntertainment Network, Inc.


                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                  Nine months ended September 30
                                                                                      2001              2000
                                                                                --------------------------------
                                                                                             UNAUDITED
Operating activities
Net loss                                                                         $      (1,105)       $   (2,026)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         428             1,440
     Amortization of capitalized software development costs                                149                 -
     Noncash compensation expense                                                            -                79
     Issuance of common stock for services                                                   -               132
     Write-off of accrued liability for prize points                                      (447)                -
     Changes in operating assets and liabilities:
       Trade receivables                                                                   636            (1,046)
       Prepaid expenses and other assets                                                  (118)              (29)
       Accounts payable and accrued expenses                                               420              (657)
       Royalties and commissions payable                                                     -               (94)
                                                                                --------------------------------
Net cash used in operating activities                                                      (37)           (2,201)

Investing activities

Purchase of property and equipment                                                        (142)             (354)
Capitalized software development costs                                                    (167)             (420)
                                                                                --------------------------------
Net cash used in investing activities                                                     (309)             (774)

Financing activities

Proceeds from issuance of common and preferred stock                                         -               836
Stock registration costs                                                                     -               (53)
Payments on capital lease obligations                                                      (23)              (51)
                                                                                --------------------------------
Net cash (used in) provided by financing activities                                        (23)              732

Effect of currency exchange rate changes on cash and cash equivalents                        1                45
                                                                                --------------------------------
Net decrease in cash and cash equivalents                                                 (368)           (2,198)
Cash and cash equivalents at beginning of period                                           437             3,092
                                                                                --------------------------------
Cash and cash equivalents at end of period                                       $          69        $      894
                                                                                ================================

                          iEntertainment Network, Inc.

                                 (In Thousands)

                                                                                  Nine months ended September
                                                                                    2001               2000
                                                                                ------------------------------
                                                                                            UNAUDITED

Noncash investing and financing activities
Issuance of common stock in connection with development agreement                $        -        $       49
Issuance of common stock in connection with employee severance                   $                 $      136
Issuance of common stock in settlement of liabilities                            $        -        $      300
Fixed assets acquired under capital lease                                        $        -        $       47

See accompanying notes.

                          iEntertainment Network, Inc.

                   Notes to Consolidated Financial Statements
     (INFORMATION AS OF September 30, 2001 AND FOR THE NINE AND THREE MONTHS
                 ENDED September 30, 2001 AND 2000 IS UNAUDITED)


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

Disposition of CD-ROM Assets

In connection with the Company's September 1999 disposition of its CD-ROM assets, management decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at September 30, 2001 and December 31, 2000 was $195,000 and is reflected as accounts payable and accrued expenses in the consolidated balance sheets. In the first quarter of 2000, the Company settled with its two largest distributors by paying $250,000 in cash and issuing common stock valued at $300,000.

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

Information related to net capitalized software development costs is as follows (in thousands):

                                                           September 30           December 31
                                                               2001                  2000
                                                         ----------------------------------------
        Balance at beginning of year                       $     658              $      92
        Capitalized                                              167                    658
        Amortized                                               (149)                   (92)
                                                         ---------------------------------------
        Balance at end of year                             $     676              $     658
                                                         =======================================


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

The accounts receivable allowance at September 30, 2001 and December 31, 2000 includes a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

Reclassifications

The Company reclassified Software Development Costs in the balance sheet as of December 31, 2000 from a current asset to a non-current asset to conform with the presentation in the September 30, 2001 balance sheet. The reclassification did not affect stockholders' equity or net loss as previously reported.

                          iEntertainment Network, Inc.

Description of Business and Significant Accounting Policies (continued)

Comprehensive Loss

The following chart details the Company's comprehensive loss for the periods presented (in thousands):

                                            Three months ended        Nine months ended
                                                 September 30            September 30
                                               2001        2000         2001        2000
                                            ----------- ------------ ------------ ---------
  Net Loss                                      $(567)       $(564)     $(1,105)  $(2,026)
  Other comprehensive income - foreign
  currency translation adjustment                  (3)            6           1        44
                                            ----------- ------------ ------------ ---------
  Comprehensive loss                            $(570)       $(558)     $(1,104)  $(1,982)
                                            =========== ============ ============ =========

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

Impact of Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities ? an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of
                          iEntertainment Network, Inc.

Description of Business and Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Pronouncements (continued)

derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We were required to adopt SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our results of operations, financial position, or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on goodwill and other intangible assets and the respective impact on the results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We will adopt SFAS No. 144 in fiscal year 2002. We do not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations. We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

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

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the three and nine months ended September 30, 2001 and 2000, the recorded accretion was $74,000 and $221,000 respectively. Accumulated accretion at September 30, 2001 and December 31, 2000 was $556,000 and $335,000, respectively.

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

3. Stock Options and Warrants

The following summarizes the Company's stock option and warrant activity:

                                         Shares         Shares                         Weighted-
                                        Available     Available                         Average
                                       for Grant -   for Grant -      Outstanding    Exercise Price
                                       1995 Plans     1998 Plans                       Per Share
                                      --------------------------------------------------------------
Balances at December 31, 2000             331,985       309,815      3,410,142           $1.84
   Options granted                        (90,000)             -        90,000           $0.25
   Options canceled                       443,238        57,000       (500,238)          $2.10
                                      --------------------------------------------------------------
Balances at September 30, 2001            685,223       366,815      2,999,904           $1.75
                                      ==============================================================


At September 30, 2001, the Company had 2,286,059 options exercisable at exercise prices ranging from $0.25 - $6.00 per share.

The Company had 1,131,905 and 1,210,903 warrants outstanding at September 30, 2001 and December 31, 2000, respectively, all of which were exercisable at prices ranging from $1.00 to $9.60 per share.

                          iEntertainment Network, Inc.

4.  Accrued Liability for Prize Points

The Company has operated a prize point system for the users of its online games. In 2000, prize points were redeemable for cash and other prizes. The Company had recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed. At December 31, 2000, the Company also recorded a liability in accounts payable for redeemed but unpaid prize points of $112,000. In 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points and may now be used by customers to enter prize drawings. Due to the change in its prize point system, management has determined that the Company no longer has prize point obligations as previously recorded in the December 31, 2000 balance sheet. Accordingly, the accrued liability of $343,000 and the payable of $112,000 have been reversed and were netted against operating expenses in the Consolidated Statements of Operation for the quarter ending March 31, 2001.

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they wanted to redeem for cash prizes. The Attorney General's Office also has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's Office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company negotiated a settlement regarding these claims. Settlement was reached in the fourth quarter of 2001. A reserve has been accrued on the balance sheet at September 30, 2001 in the amount of $25,000. This settlement does not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

The Company has changed the operations of its "Bingo" game in order to help resolve its dispute with the Office of the Attorney General of North Carolina. As a result of anticipated reductions in "Bingo's" prize point eligibility necessary to effect these changes, the Company may experience a substantial decrease in the amount of traffic on the Company's "Bingo" website. If the amount of traffic on the Company's "Bingo" website does substantially decrease, the Company's advertising revenues will also substantially decrease.

5.  Accrued Liability for Consulting Agreement

In August 2001, the Company executed an agreement with Jacob Agam, Chairman of the Company's Board of Directors, for Mr. Agam to provide consulting services to the Company. In recognition of past services to the Company by Mr. Agam, including services provided throughout 2001, the agreement has an effective date of January 01, 2001. The agreement has an initial term expiring on January 01, 2002 and automatically renews for successive one year terms unless terminated under terms of the agreement. The agreement provides for a base compensation that is payable in monthly installments subject to the Company meeting certain contractually defined liquidity events. The amount accrued on the Company's balance sheet at September 30, 2001 regarding this liability was $93,750. The agreement also provides for bonus compensation based on fulfilling certain contractually defined objectives. The payment of either the base or bonus compensation may be in cash or the Company's common stock at the election of Mr Agam.

                           iEntertainment Network, Inc.

6.   Contingencies

Responsys, Inc. ("Responsys") filed a complaint with the North Carolina General Court of Justice, Superior Court Division, Wake County, on June 26, 2001, alleging breach of contract with respect to payments claimed for software Responsys licensed to iEntertainment in the amount of $288,102.61, or in the alternative, a quantum meruit award of $102,852.61, plus interest and attorneys' fees. The Company first learned of Responsys' claims when it was served with Responsys' complaint in August 2001. The deadline by which the Company must respond to these claims has been extended to November 21, 2001. The Company is currently evaluating its options with respect to these claims with its counsel, but the Company's management believes Responsys' claims to be without merit and does not believe payment to Responsys is appropriate because the subject software did not perform as described to the Company by Responsys. Because discovery is ongoing, and due to the uncertainties inherent in the complaint process, the Company is unable to predict the outcome of this complaint.

IENTERTAINMENT NETWORK, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

OVERVIEW

During the fourth quarter of fiscal 2000, the Company, reacting to an adverse pricing environment for online advertising, restructured its operations, thereby significantly reducing personnel and overhead costs.

NET REVENUES

Net revenues decreased by 79% to $.4 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. Net revenues decreased by 74% to $ 1.4 million for the nine months ended September 30, 2001 from $5.5 million for the nine months ended September 30, 2000.

The following table summarizes the changes in the components of revenue from 2000 to 2001:

                                                              Three months      Nine months
                                                                  ended       ended September
                                                              September 30           30
                                                                 ($000)            ($000)
                                                             ---------------- -----------------
  Revenue for the period in 2000                                  $  1,903         $  5,463
  Increase / (Decrease) in Advertising and Other Revenue            (1,376)          (3,536)
  Increase / (Decrease) in Pay for Play Revenue                       (106)            (385)
  Increase / (Decrease) in Royalty & Licensing                          32              (63)
  Increase / (Decrease) in CD-ROM revenue                              (60)             (70)
                                                             ---------------- -----------------
  Revenue for the period in 2001                                  $    393         $  1,409
                                                             ================ =================


Advertising revenues decreased 92% to $0.1 million for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000. Advertising revenues decreased 86% to $0.6 million for the nine months ended September 30, 2001 from $4.1 million for the nine months ended September 30, 2000. All increases in advertising impressions served over the periods were more than offset by a precipitous drop in advertising pricing across the Internet.

Pay-for-Play revenue decreased 31% to $0.2 million for the three months ended September 30, 2001 from $0.3 million for the three months ended September 30, 2000 and decreased 33% to $0.8 million for the nine months ended September 30, 2001 from $1.2 million for the nine months ended September 30, 2000 primarily due to changes in the pricing model that management implemented in order to stimulate user growth and increase revenues. During the fourth quarter of fiscal 2000, the Company introduced a flat fee, unlimited play option into its pricing matrix. Previously, players paid for each hour played. The new plan drew a significant portion of existing players, but failed to attract a sufficient number of new players to offset the loss of revenues generated by high usage players.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the three month period ending September 30, 2001 increased 49% compared to the comparable period in 2000 due primarily to a duplication of internet access charges necessitated by a facilities move. Cost of revenues decreased 33% to $0.3 million in the nine month period ending September 30, 2001 from $0.5 million in the nine month period ended September 30, 2000. This decrease was due primarily to the elimination of royalties associated with operating third-party software.

OPERATING EXPENSES
Operating expenses decreased by 65% to $0.8 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. Operating expenses decreased by 68% to $2.3 million for the nine months ended September 30, 2001 from $7.1 million for the nine months ended September 30, 2000.

The following table summarizes the changes in the components of operating expenses from 2000 to 2001:

                                                                        Three months       Nine months
                                                                      ended September    ended September
                                                                             30                30
                                                                           ($000)            ($000)
                                                                      ----------------- ------------------
Operating Expenses for the period in 2000                                  $  2,390          $  7,078
Increase/ (Decrease) in Sales and Marketing                                  (1,372)           (2,553)
Increase/ (Decrease) in Product Development                                      48              (237)
Increase/ (Decrease) in General and Administrative                              (88)             (615)
Increase/ (Decrease) in Goodwill Amortization                                  (400)           (1,201)
Increase/ (Decrease) in Debt Concessions                                        265               265
Increase/ (Decrease) in Reversal of liabilities for prize points                  -              (447)
                                                                      ----------------- ------------------
Operating Expenses for the period in 2001                                  $    843          $  2,290
                                                                      ================= ==================


SALES AND MARKETING

Sales and marketing expenses decreased by 92% to $0.1 million for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000, and decreased by 75% to $0.9 million for the nine months ended September 30, 2001 from $3.4 million for the nine months ended September 30, 2000. These decreases were due primarily to the reduction of costs associated with customer incentives and personnel cost savings arising from the Company's restructuring in late 2000. Beginning with the first quarter of 2001, the Company revised its prize point redemption policy such that prize points were no longer directly redeemable for cash or merchandise. Prize points were converted to chance points and were used to enter fixed-value prize drawings, resulting in decreases of $0.5 million and $1.1 million for the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods in 2000. Accordingly, the associated accrued liability related to unredeemed prize points of $0.3 million and the payable of $0.1 million related to redeemed, but unpaid, prize points were reversed against operating expenses in the quarter ended March 31, 2001.

IENTERTAINMENT NETWORK, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES AND MARKETING (CONTINUED)

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they wanted to redeem for cash prizes. The Attorney General's Office has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's Office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company negotiated a settlement regarding these claims. Settlement was reached in the fourth quarter of 2001. A reserve for the full settlement has been accrued on the balance sheet at September 30, 2001 in the amount of $25,000. This settlement does not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

The Company has changed the operations of its "Bingo" game in order to help resolve its dispute with the Office of the Attorney General of North Carolina. As a result of anticipated reductions in "Bingo's" prize point eligibility necessary to effect these changes, the Company may experience a substantial decrease in the amount of traffic on the Company's "Bingo" website. If the amount of traffic on the Company's "Bingo" website does substantially decrease, the Company's advertising revenues will also substantially decrease.

PRODUCT DEVELOPMENT

Product development expenses increased 13% in the three month period ended September 30, 2001 from the prior year's comparable period and decreased 18% to $1.1 million for the nine months ended September 30, 2001 from $1.3 million for the nine months ended September 30, 2000. The Company's restructuring in December 2000 resulted in decreases in staffing costs and overhead in each of the first three quarters of 2001. The quarter over quarter increase reflects the decrease in amounts capitalized for software development.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by 22% to $0.3 million for the three months ended September 30, 2001 from $0.4 million for the three months ended September 30, 2000. General and administrative expenses decreased by 43% to $0.8 million for the nine months ended September 30, 2001 from $1.4 million for the nine months ended September 30, 2000, primarily due to savings associated with the closure of the Company's European operations and savings in staffing costs effected by the Company's restructuring in December 2000. Savings in the third quarter of 2001 were partially offset by the accrual of compensation expense related to the consulting agreement between the Company and it's Chairman of the Board of Directors.

GOODWILL AMORTIZATION

Goodwill from the MPG-Net acquisition, acquired in mid-first quarter 1999, was previously being amortized to expense over 36 months. Goodwill from the Gamers Net acquisition, acquired in third quarter 1999, was previously being amortized to expense over 24 months. During the second-half of fiscal 2000, the Company experienced a significant revenue stream reduction as a result of a downturn in the online advertising market, which indicated potential impairment of its recorded goodwill values. The Company determined that unamortized goodwill relating to both MPG-Net and The Gamers Net had become fully and permanently

IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AMORTIZATION  (CONTINUED)

impaired. Accordingly, the balance of goodwill at December 31, 2000 was written down to $0.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and cash equivalents of $.1 million. The following table summarizes cash and cash equivalents on hand and major cash flow items:

       Cash and cash equivalents on hand, December 31, 2000           $  437
                                                                   ---------
       Net loss                                                       (1,105)
       Add: non-cash charges and expenses                                130
       Changes in working capital                                        938
                                                                   ---------
       Net Cash Used In Operations                                       (37)
       Net investing and financing activities                           (332)
       Effect of exchange rates on cash and cash equivalents               1
                                                                   ---------
       Net change in cash and cash equivalents                          (368)
                                                                   ---------
       Cash and cash equivalents on hand, September 30, 2001           $  69
                                                                   =========


The Company used $2.2 million less net cash in operating activities during the first nine months of 2001 compared with the same period in 2000. This decrease was primarily due to the contraction of the business as effected by the Company's restructuring during the fourth quarter of fiscal 2000, resulting in reduced cash operating requirements.

Certain claims have been made against the Company, as described in Part II, Item 1 of this report under the heading "Legal Matters." The costs of defending or settling these claims may exacerbate the Company's financial position.

The Company's success is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management is seeking to attract additional capital for its online operations. However, there can be no assurance that management's plans will be executed as anticipated.

As of the balance sheet date, the Company believes that it may not have sufficient cash resources to fund its operations through the next twelve months. There is no assurance that the Company will be able to close on any financing transaction. The Company does not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient additional financing to satisfy its cash requirements or may be required to obtain financing on terms that are not favorable to it and its shareholders. The Company's auditors' opinion issued in conjunction with the Company's audited financial statements for the period ended December 31, 2000 raised substantial doubt about the Company's ability to continue as a going concern.

If the Company is unable to obtain additional financing, it may be required to delay or scale back product development and marketing programs in order to meet its short-term cash requirements, which could have a material adverse effect on its business, financial condition and results of operations.

The Company's forecast for the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in the preceding paragraphs will impact the Company's future capital requirements and the adequacy of its available funds as well as it's ability to continue as a going concern.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they wanted to redeem for cash prizes. The Attorney General's Office also has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's Office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company negotiated a settlement regarding these claims. Settlement was reached in the fourth quarter of 2001. A reserve for the full settlement has been accrued on the balance sheet at September 30, 2001 in the amount of $25,000. This settlement does not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

Responsys, Inc. ("Responsys") filed a complaint with the North Carolina General Court of Justice, Superior Court Division, Wake County, on June 26, 2001, alleging breach of contract with respect to payments claimed for software Responsys licensed to iEntertainment in the amount of $288,102.61, or in the alternative, a quantum meruit award of $102,852.61, plus interest and attorneys' fees. The Company first learned of Responsys' claims when it was served with Responsys' complaint in August 2001. The deadline by which the Company must respond to these claims has been extended to November 21, 2001. The Company is currently evaluating its options with respect to these claims with its counsel, but the Company's management believes Responsys' claims to be without merit and does not believe payment to Responsys is appropriate because the subject software did not perform as described to the Company by Responsys.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2001 through September 30, 2001, the Company (1) granted options to purchase 12,500 shares of common stock to two contractors for services priced at market value on the date of issuance; (2) granted options to purchase 77,500 shares of common stock to 10 employees priced at market value on the date of grant.

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

         None.

IENTERTAINMENT NETWORK, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an annual shareholders meeting held on June 5, 2001, the following matters were approved:

         . approval and ratification of an amendment to the Company's Articles of Incorporation reducing the minimum number of directors from five to three.

         .  election of three directors;

         . approval and ratification of an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,800,000 to 2,300,000 shares;

         .  approval and ratification of the appointment of Ernst & Young LLP.

The respective vote tabulations are detailed below:

Proposal 1                     For                 Against            Abstain
----------                     ----------          -------            -------
Amendment to the               12,164,985           83,465             17,205
Articles of Incorporation

Proposal 2                     For                 Withhold
----------                     ---------           --------
Jacob Agam                     8,719,558          3,546,097
Marc S. Goldfarb               8,719,558          3,546,097
Michael Pearce                 8,719,558          3,546,097


Proposal 3                     For                 Against            Abstain
----------                     ---------           -------            -------

Amendment to the 1998          12,053,904          189,046             22,705
Stock Option Plan

Proposal 4                     For                 Against            Abstain
----------                     ---------           -------            -------

Appointment of Ernst &         12,241,851           11,459             12,345
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

(A)      EXHIBITS

99.1 Consulting Agreement between the Company and Jacob Agam

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