Form 10KSB
period 2001-12-31
IENTERTAINMENT NETWORK INC
filed 2002-04-01
CIK 1061915

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                          Common Stock, $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the year ended December 31, 2001 was $1,624,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on March 26, 2002, was approximately $4,017,662.

As of March 26, 2002, there were 33,480,515 shares of the Registrant's common stock, $.10 par value per share, issued and outstanding.

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

Item 1: Description of Business

(a) BUSINESS DEVELOPMENT

iEntertainment Network, Inc. (the "Company") develops and publishes proprietary Internet and online multi-player games. The Company also operates online game services and offers online gamers a variety of free and subscription games and services, including simulation, parlor, strategy, role-playing and action games through its Internet distribution infrastructure.

              During the year ended December 31, 2001, the Company:

.. Completed a shift in its business focus to an Internet-only strategy;

.. Launched in-house online ad serving operations, tracking systems, and operational staff support;

.. Established a primary ad inventory representation partnership with AdJuggler; and

.. Successfully upgraded Warbirds II(TM) technology, design and architecture, forming the foundation for an advanced Warbirds III(TM) online flight simulation experience.

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

(b) BUSINESS OF THE REGISTRANT

                                    OVERVIEW

The Company is a developer and publisher of Internet and online games and an operator of online game services. The Company develops and publishes proprietary online multi-player games, and through its Internet distribution infrastructure, offers online gamers a variety of free and subscription based games and services, including simulation, parlor, strategy, role playing and action games.

The Company introduced its first large-scale online multi-player game ("WarBirds(TM)") in April 1997 following the acquisition of Interactive Creations, Inc. ("ICI"). WarBirds(TM), an award winning World War II air combat simulation game, has logged over 2.5 million hours of online game time with players in more than 70 countries.

The Company is a technological leader within the online gaming industry with a number of leading-edge online and multi-player gaming technologies that enhance the play value of its games and augment its service capabilities. The Company's MEGAplayer technology enables the implementation of large-scale multi-player games on the Internet, allowing over 300 players to play simultaneously in the same game arena by minimizing latency and addressing problems such as onscreen "warping." The Company has been issued a US patent for the management of Internet Latency for games on the Internet. The Company believes many online gaming companies are in violation of the Company's patent and intends to vigourously defend its patent rights.

Through its acquisition of MPG-Net in February 1999, the Company acquired a series of advertising-supported bingo, casino, and other free games. The Company continues to improve these games and offers new games, contests, and prizes from time to time.

                             ONLINE GAMING INDUSTRY

The evolution of the Internet into an accessible, easy-to-use, platform-independent global network capable of supporting multimedia applications, has led to the development of online gaming. Online gaming is an emerging market covering several gaming paradigms, including: (i) the electronic distribution of pay-for-play or subscription-based games; and (ii) the implementation of multi-player features on traditional games with the use of the Internet or on-line services as the wide-area network connecting multiple physically-distant players.

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

Revenue sources in the online gaming model include pay-for-play fees, subscriptions, e-commerce transaction fees, advertising and direct merchandising. Online gaming presents favorable economics, minimizes distribution channel issues, provides for a large number of potential revenue sources and enables publishers to maintain an intimate relationship with their customers.

Two major categories of market participants have emerged in the online gaming industry: online gaming software developers and online gaming aggregators.Online gaming developers offer server-based games directly to consumers over the Internet or through retail channels involving an upfront charge to the buyer. These developers also maintain Web sites where they host their games and match up opponents. Under the online publishing model, game developers publish server-based titles (typically massively multi-player or "immersive" games) exclusively for online play and typically sell unlimited usage or time-based subscriptions to the game, typically ranging from $4.95 to $19.95 a month.

Online gaming aggregators offer a variety of third-party games and related services and seek to generate revenues through a combination of usage fees and/or advertising. Online aggregators focus on providing server hosting, match-making services and tournaments for multi-player games published by third parties, as well as community-building services such as chat rooms and bulletin boards. Typically, these services offer many of the same games on a non-exclusive basis. Chat accounts for as much as 50% of usage on aggregation sites, as consumers come for games and stay for community. Furthermore, aggregators seek to enhance their customers' online gaming experience by minimizing latency for Internet-based games. The Company believes that latency, or the length of time it takes to communicate from the host server to the player's computer, is the most important technical constraint impeding game play on the Internet. The typical delay on the Internet is approximately 4/10th of a second, which significantly affects the quality of multi-player action games. A majority of the competitors vying for the online and Internet gaming market are focused on multi-player action games that require low latency data links between the players and the host. Online game networks include Microsoft's Internet Gaming Zone, Lycos Gamesville, Pogo and FlipSide/Uproar.

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

                                 ONLINE PRODUCTS

The Company currently offers four real-time large-scale online games. WarBirds(TM) is available on a subscription basis. The Company charges players a relatively modest monthly subscription fee to play the basic version of its online games and a larger monthly subscription fee for the full featured versions of those games. The Company believes that this flexible pricing plan caters to the needs of a variety of players ranging from novices to experts and provides players with an incentive to become immersed in regularized game play.

The Company's sites are distinguished by the real-time large-scale nature of its online games. While a number of multi-player games are available over the Internet, generally only four, eight or 16 players can play simultaneously with or against each other. By contrast, large-scale multi-player games permit a significantly greater number, frequently hundreds, of simultaneous players. The Company believes it is one of the few online developers that have the knowledge, skill and experience necessary, and are recognized within the industry for its ability to, successfully develop and operate large-scale online multi-player games.

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

The Company believes that as its massively multi-player games develop a loyal following, they become ideal environments around which to form communities. The Company believes that its customers wish to socialize and form relationships while competing online against one another. Accordingly, the Company designs its massively multi-player online games to be inherently conducive to community building by allowing hundreds of people from around the world to play simultaneously. WarBirds(TM), for example, allows players to fly in squadrons, participate in organized special events, gain status and build careers as pilots for their online personas. In addition to playing games, the Company's customers are given the opportunity to participate in a rich social environment, including chat, competitive tournaments and live event broadcasts.

The Company's sites currently include the following online titles:

WARBIRDS(TM). WarBirds(TM), an award winning World War II air combat simulation game, allows hundreds of players from around the world to simultaneously fly air combat missions in a single campaign. To date, there have been as many as 350 WarBirds(TM) players online at one time, but average usage is significantly lower. WarBirds(TM) combines strategy, realism and community building to offer players a unique, compelling and engaging online gaming experience. Players choose to fly for one of four teams, select an airplane from an array of 50 historically accurate bombers or fighters and choose a role as a pilot, gunner or bomber. Individual combatants then engage in dogfights or fly bombing missions over enemy territories, with the outcome of each individual mission affecting the outcome of the overall campaign. The incorporation of 3D rolling terrain graphics and the Company's MEGAplayer technology, which minimizes latency and onscreen "warping," add to the realism of the playing experience.

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

The Company's iEN, GameHub, and The Games Arena websites are full-featured entertainment destinations containing software downloads, free and premium games, news updates, online advertising, tournaments and special game events. These destination feature:

                                 Premium Games:

.. WarBirds II(TM), the award-winning World War II flight simulation;

.. WarBirds III(TM)(currently offered in open Beta format);

.. WarBirds(TM)Air Combat;

.. Dawn of Aces(TM), an exciting World War I air combat simulation;


              Free Advertising-Supported Game Category Selections:

Bingo, Casino Games, Card Games, Arcade Games, Puzzle, War Games, Simulations and Word Games.

The Company offers a three-tier service structure, which it believes will expand its user base and build a successful mainstream online entertainment service.

The Company's first-tier services consist of free entertainment in the form of chat, messaging and online parlor games such as Poker, Hearts, Spades and Bingo to attract a large user audience to the Company's site. Following the lead of major Internet portals that have used free advertising-supported services to aggregate large communities of online users, the Company offers these online gaming services free of charge in order to build a large and loyal customer base.

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

The Company has expanded the community-orientation of its services by providing feature-rich, easy-to-use chat and messaging services that enhance the social experience of playing the Company's broad offering of free, subscription-based and pay-per-play games. The Company believes that these chat rooms and messaging services encourage player congregation at its sites and facilitate social interaction and player matching for multi-player games. To support these free services, the Company is leveraging its Web traffic to draw revenue from advertising.

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

                                   TECHNOLOGY

The Company has developed proprietary technologies that create an enhanced gaming experience for the user and enable the Company to create highly realistic games. The Company does not currently maintain patents on its technology, and others may be able to develop similar technologies in the future. The Company has been issued a US patent on its MEGAplayer technology, which minimizes latency and addresses problems such as "warping" that are is inherent in high and variable latency networks such as the Internet. The Company intends to enforce its patent rights vigorously.

                               PRODUCT DEVELOPMENT

The development cycle for new online products is continuous throughout the life of the product. Generally, each new internally developed product begins as a brief design document proposed by the Company's internal development staff. Following management approval, the product's designer drafts a detailed product design specification, programmers develop the software design and create a schedule based on that design, and artists develop storyboards and the art production schedule. The Company then develops the overall project schedule and budget, including a scheduled release date and a marketing and sales plan.

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

The Company has many online competitors including:

..        Gamesville/Lycos;

..        Pogo
..        Zone.com
..        Yahoo! Games
..        FlipSide/UpRoar
..        Microsoft Fighter Aces
..        Aces High

The Company also competes indirectly with many providers of content and services over the Internet, including search engines and entertainment content sites. Most of the Company's competitors and potential new competitors have:

.. Significantly greater financial, technical, marketing, sales and customer support and other resources; and

.. Established reputations for success in the development, licensing and sale of their products and technology.

These competitors may also be able to:

.. Undertake more extensive marketing campaigns for their brands and services;

.. Adopt more aggressive advertising pricing policies;

.. Use superior technology platforms to deliver their products and services; and

.. Make more attractive offers to potential employees, distribution partners, product manufacturers, inventory suppliers, advertisers and third-party content providers.

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

The online entertainment market does not have substantial barriers to entry. Increased competition could result in lower advertising rates, price reductions and lower profit margins, loss of visitors, reduced ad impressions and loss of market share. Any one of these could have a materially adverse affect on the Company's business, results of operations and financial condition.

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

Liability for information retrieved from our websites and from the internet. Content may be accessed on any of the Company's Web sites or on the Web sites of its affiliates, and this content may be downloaded by users and subsequently transmitted to others over the Internet. This could result in claims against the Company based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement or other theories based on the nature, publication and distribution of this content. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. The Company could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms offered on the Company's Web sites. It is also possible that if any information provided on its Web sites contains errors or false or misleading information, third parties could make claims against the Company for losses incurred in reliance on such information. The Company's sites contain numerous links to other Web sites. As a result, the Company may be subject to claims alleging that, by directly or indirectly providing links to other Web sites, the Company is liable for copyright or trademark infringement or the wrongful actions of third parties through their respective Web sites.

The Communications Decency Act of 1996 (the "CDA") was enacted in the United States to prohibit the transmission over the Internet of indecent, obscene or offensive content. Although selected parts of the CDA have been deemed unconstitutional, provisions protecting providers of Internet services from claims related to third-party content remain effective. Under the CDA, a provider of Internet services will generally not be treated as a publisher or speaker of any information available on its service but provided by a third-party content provider unless the provider of Internet services exerts editorial control over the content or embraces the content as its own. The Company's activities may not permit it, in every instance, to take advantage of this safe harbor provision. Although the Company attempts to reduce its exposure to this potential liability through, among other things, provisions in our affiliate agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

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

Regulation of sponsors of contests and sweepstakes. Contests and games of chance are subject to the gambling, lottery and disclosure laws of various jurisdictions in which the Company offers its contests and games. A game sponsor, for example, cannot require the consumer to make a payment, buy its product or provide a substantial benefit, collectively called "consideration," as a condition of entering its game of chance, or in some instances, its contest of skill. If consideration were interpreted differently in a particular jurisdiction, the Company may find it necessary to eliminate, modify or cancel components of our products that could result in additional development costs and/or the possible loss of revenue. The Company recently settled claims made by state regulators in North Carolina alleging that the Company's bingo operations constituted an illegal gambling activity under state law. The Company agreed to modify and has modified its bingo operations as part of the settlement.

Privacy Concerns. The United States Federal Trade Commission (the "FTC") is considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish procedures to, among other things:

.. Give adequate notice to consumers regarding information collection and disclosure practices;

.. Provide consumers with the ability to have personal identifying information deleted from a company's database;

.. Provide consumers with access to their personal information and with the ability to rectify inaccurate information;

.. Clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's Web site; and

.. Obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

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

                                    EMPLOYEES

As of March 26, 2002, the Company had 18 full-time employees. None of the Company's employees is a party to any collective bargaining agreements or a member of a labor union. The Company has not experienced any work stoppages and believes that its relations with its employees are good.

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

We have experienced significant losses since our inception. Our losses have primarily resulted from overhead and other costs incurred in our development and expansion. For the years ended December 31, 2001 and 2000, we incurred net losses of approximately $1.9 million and $5.6 million, respectively. At December 31, 2001, we had an accumulated deficit of approximately $45.0 million. Our revenues and market share may grow more slowly than we anticipate or may even decrease in the future. In addition, our expenses may increase faster than we expect. As a result, we may continue to generate substantial losses for the foreseeable future, and the rate at which we incur these losses may increase from current levels. We cannot predict the extent of future losses or whether we will ever be able to achieve or sustain profitable operations. As of December 31, 2001, the Company had cash and cash equivalents of $0.3 million.

For the first three months of 2002, the Company has maintained approximately the same amount of cash as at December 31, 2001. This has been accomplished primarily by reducing expenses and raising additional equity. The Company's cash flow, however, depends upon numerous factors beyond its control, including the rates and volume of Internet advertising and the pay-for-play gaming market, which have both declined recently. If our cash flows from Internet advertising and/or the pay-for-play gaming market continue to decrease, the Company's future liquidity will be adversely affected.

Although the Company continues to have cash and cash equivalents of approximately $0.3 million, its auditors have raised substantial doubt about the Company's ability to continue as a going concern. If the Company does not generate sufficient revenues, it may have to raise additional capital, which will result in substantial dilution to the Company's current shareholders. Moreover, as a result of its low stock price and the listing of our common stock on the OTC Bulletin Board (R), the Company may not be able to raise additional capital or may be able to raise capital only on materially adverse terms.

We have derived a portion of our revenues from reciprocal advertising agreements, or "barter," which do not generate cash revenue.

We have derived a portion of our revenues from reciprocal advertising arrangements, or "barter," under which we exchange advertising space on our Web sites, or provide game content or other services for third-party Web sites, predominantly for advertising space on other Web sites rather than for cash payments. We do not however expect that barter will continue to account for any of our revenues in the foreseeable future. We derived 12% of our advertising revenues from barter for the year ended December 31, 2001.

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

Our quarterly operating results have fluctuated significantly in the past and will likely fluctuate significantly in the future. Such fluctuations in operating results may cause our stock price to fluctuate. These fluctuations in operating results depend on a variety of factors, including:

.. Our ability to attract and retain advertisers;

.. Expiration or termination of our strategic relationships with Web sites and Internet service providers, or ISPs, which can result from mergers or other strategic combinations as Internet businesses continue to consolidate;

.. System outages, delays in obtaining new equipment or problems with planned upgrades;

.. Disruption or impairment of the Internet;

.. Introduction of new or enhanced services by us or our competitors;

.. Seasonality in the demand for advertising, or changes in our own advertising rates or advertising rates in general, both on and off the Internet;

.. Changes in government regulation of the Internet;

.. General economic and market conditions;

.. Demand for our products and the products of our competitors;

.. The level of usage of the Internet;

.. The size and rate of growth of the interactive entertainment software market;

.. Development and promotional expenses related to the introduction of new products or enhancements;

.. Market acceptance for our new product introductions and enhancements;

.. Price competition;

.. Software defects and other quality problems; and

.. The length of product life cycles.

Our operating expenses are based to a significant degree on planned expenditures and expectations regarding future sales. Failure to meet our sales expectations could have a disproportionately adverse effect on our operating results in any given quarter. As a result, you should not rely upon period-to-period comparisons of our operating results as being indicative of our future results.

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

Our capital requirements have been and will continue to be significant. To date, our cash requirements have exceeded our cash flow from operations. Based on our currently proposed plans and assumptions relating to operations, including assumptions regarding the progress and timing of our new product development efforts, net proceeds from private placements together with anticipated revenues from operations, we anticipate to have sufficient funds on hand to finance operations through 2002. However, our future cash requirements may vary significantly from what we expect them to be based on factors such as:

.. Costs and timing of expansion of research and product development efforts and the success of these efforts;

.. Costs and timing of expansion of sales and marketing activities;

.. Market acceptance of our existing and new products;

.. Competing technological and market developments;

.. Costs of maintaining and enforcing patent claims and other intellectual property rights: and

.. Costs of defending and settling litigation and claims

We may not be able to obtain sufficient additional financing to satisfy cash requirements, or we may be required to obtain financing on terms that are not favorable to us and our shareholders - particularly in light of the limited trading market for our common stock on the OTC Bulletin Board. If we are unable to obtain additional financing when needed, we may be required to delay or scale back operations in order to meet our short-term cash requirements, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend in part on the timely introduction of successful new products. The development of new interactive entertainment software products can be lengthy, expensive and uncertain. The development of some of our products, particularly our subscription-based multi-player games, require as much as 12 to 24 months to complete from the time a new concept is approved. Product development of online products continues for the life of the product. The development of new products is subject to a variety of risks, including:

.. Unanticipated delays;

.. Increased costs and expenses for product development; and

.. Technical problems or other difficulties prior to or after the introduction of a new product.

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

Despite extensive product testing, we have, in the past, released products with defects and have discovered software errors in certain of our product offerings after their introduction. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Errors may be found in new products after their release. Remedying such errors may:

.. Delay sales of our products;

.. Cause us to incur additional costs; and

.. Adversely affect our reputation.

Our subscription-based, multi-player interactive internet games business may be adversely affected by changing consumer preferences and uncertainty of market acceptance of our products.

The level of demand and market acceptance of our newly introduced products is subject to a high degree of uncertainty. In recent years, the potential earnings derived from software sales have decreased. This decrease is due to the significant increases in:

.. Software acquisition and development costs;

.. Promotion and marketing expenses; and

.. Royalties and third-party participations payable to software developers, creative personnel, musicians and others.

Our future operating results will depend on numerous factors beyond our control. These factors include:

.. Popularity, price and timing of new entertainment software products being released and distributed;

.. International, national, regional and local economic conditions (particularly economic conditions affecting advertising rates);

.. Changes in consumer demographics;

.. Availability of other forms of entertainment; and

.. Critical reviews and public tastes and preferences.

Our ability to plan for product development and promotional activities for our subscription-based, multi-player interactive internet games will be significantly affected by our ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences, in particular, the tastes and preferences of those consumers, primarily males over age 25 with annual household incomes of $50,000 or more, who comprise our principal target market. A decline in the popularity of software games or in the interactive entertainment software industry generally or in particular market segments could adversely affect our business and prospects.

The level of demand or the market acceptance for our Internet online game products is uncertain.

The success of our strategy will depend in part upon market acceptance of online games and a "pay-for-play" model. Online game play is a new and evolving concept. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. We cannot predict whether:

.. A viable market for online games will develop;

.. We will be able to attract and retain subscribers to our online game products;

.. We will be successful in developing additional products for online use; or

.. Our online game products will ever achieve widespread market acceptance.

Our products may become obsolete or unmarketable as a result of changes in technology and industry standards.

The interactive entertainment software industry is undergoing rapid changes, including:

.. Evolving industry standards;

.. Frequent new platform introductions; and

.. Changes in consumer requirements and preferences.

The introduction of new technologies, technologies that support multiplayer games and new media formats such as online delivery and digital videodisks, could render our previously released products obsolete or unmarketable. The development cycle for products utilizing new operating systems, microprocessors or formats may be significantly longer than the current development cycle for our products. We may be required to invest resources in products that may not become profitable. We cannot predict whether:

.. Our future product offerings will keep pace with technological changes; or

.. We will be successful in developing and marketing products for any future operating system or format.

The overall market for the Internet is characterized by:

.. Rapidly changing technology;

.. Evolving industry standards;

.. Emerging competition; and

.. Frequent product and service introductions.

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

Products or technologies developed by others could render our products or technology obsolete. We are also at risk with respect to fundamental changes in the way Internet connectivity services are delivered. Currently, Internet services are accessed primarily by computers and are delivered by telephone lines. We may have to develop new technology or modify our existing technology if the Internet becomes:

.. Accessible by screen-based telephones, television or other consumer electronic devices; or

.. Deliverable through other means such as coaxial cable or wireless transmission.

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

We intend to expand the distribution of our online products by seeking out additional relationships with third-party providers of online or Internet services in the United States and abroad. We cannot predict whether we will be able to successfully negotiate additional relationships with providers of online or Internet services or, if completed, that such arrangements will generate significant revenues. Further, we are subject to the risks that:

.. Costs of any proposed online or Internet distributor relationship will exceed our expectations; or

.. We will incur significant costs in anticipation of an online or Internet distributor arrangement and such arrangement is delayed or abandoned.

Our officers and directors exert significant influence over the Company.

As of March 26, 2002, our executive officers, directors and their affiliated entities owned or controlled approximately 41% of our outstanding shares of common stock. As a result, such persons are in the position to significantly influence:

.. The election of our directors; and

.. The outcome of corporate actions or other matters requiring shareholder approval.

This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

The loss of our key personnel may adversely affect our business.

Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. The loss of services of, or a material reduction in, the amount of time devoted to our business by such individuals could adversely affect our operations and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense. We may not be successful in attracting or retaining such qualified personnel. Specifically, we may experience increased costs in order to attract and retain skilled employees. Employees might compete against us if they resign. In addition, key members of management have not entered into non-competition agreements with us. Therefore, if their employment with us is terminated, they may work for competing firms.

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

Increased competition could result in:

.. Lower advertising rates;

.. Lower profit margins;

.. Loss of visitors or visitors spending less time on our sites;

.. Reduced page views or advertising impressions; and

.. Loss of market share.

Any one of these could materially adversely affect our business, results of operations and financial condition.

Many of our existing and potential competitors, in comparison to us, have:

.. Longer operating histories;

.. Greater name recognition in some markets;

.. Larger customer bases; and

.. Significantly greater financial, technical and marketing resources.

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

The market for multi-player, interactive internet games is characterized by short product life cycles and frequent introduction of new products. Most of these games do not achieve sustained market acceptance or ever generate a sufficient level of sales to offset the costs associated with product development. Our success will depend upon our ability to develop new, commercially successful products and replace revenues from such products at the later stages of their life cycles. We believe that competition in the interactive entertainment market may require us to increase our development, acquisition and marketing costs in order to:

.. Develop higher quality, distinctive products that incorporate increasingly sophisticated effects; and

.. Support new product releases with increased marketing.

Our subscription-based, multi-player interactive internet games business may be adversely affected by our dependence upon a small number of products.

We derive a significant portion of our revenues from this segment from a limited number of online products. Many of these products have substantial development or acquisition costs and marketing budgets. Due to our dependence on a limited number of products, we may be adversely affected if one or more of our principal products fail to achieve anticipated results. We cannot predict whether we will:

.. Continue to remain dependent upon non-recurring sales of a limited number of products for a substantial portion of our revenues;

.. Introduce products that are commercially viable; or

.. Introduce products that have life cycles sufficient to permit us to recoup the development, marketing and other costs associated with their development.

We are subject to the risks associated with the rapidly evolving interactive entertainment software industry.

This industry is characterized by:

.. An increasing number of market entrants;

.. Intense competition;

.. Substantial capital requirements; and

.. A high failure rate.

Further, online game play is a new and evolving concept. We cannot assess or predict the size of the market for online games or its prospects for growth.

The Internet may not continue as a viable market because of the following:

.. Lack of development of high-speed modems and communication lines;

.. Hardware restrictions, such as bandwidth (amount of data capable of transmission at a single time) and latency (delays introduced by the network); and

.. Inadequate development of the necessary infrastructure.

The Internet has experienced, and is expected to continue to experience significant growth in the number of users and volume of traffic. Given this growth, we cannot assure you that the Internet infrastructure will provide the required support. The use of the Internet has the potential risk of security, cost, quality of service, and ease of use. In addition to these risks, we operate our own internal network that faces all of the same potential risks.

Our business may be adversely affected by risks related to online games.

Online games, and particularly multiplayer online games such as our WarBirds(TM) product, have certain inherent risks. Such risks include:

.. Speed and reliability of the Internet and the fact that we do not control the performance of a player's Internet service provider that impacts game performance;

.. Unanticipated player conduct in multi-player games can significantly affect the performance of those games and determine player satisfaction;

.. Uncertainty of whether subscription revenues will be sufficient to maintain the significant support, service and product enhancement demands of online users;

.. Our limited experience in pricing strategies for online games or in predicting usage patterns of our customers; and

.. Our inability to predict the legal standards that may apply to online products in the future.

.. Viability of our online game business, and our ability to compete in this business, will depend significantly on these and other factors outside our control.

Intense competition may adversely affect our operating results.

The interactive entertainment software industry is intensely and increasingly competitive. Industry competition is based primarily upon:

.. Product quality and features;

.. Compatibility of products with popular platforms;

.. Access to distribution channels, including access to retail shelf space;

.. Marketing effectiveness;

.. Reliability and ease of use; and

.. Price and the quality of user support services.

STOCK AND MARKET RISKS

The value of our stock may be volatile due to market and industry related factors and our presence on the OTC Bulletin Board(R).

The market price of our common stock has been, and could continue to be, subject to wide fluctuations in response to the following:

  . Variations in quarterly operating results;

  . Announcements of new products by us or our competitors;

  . Failures to meet or exceed the expectations of securities analysts or investors;

  . General economic conditions, including without limitation, conditions related to the advertising market; and

.. Limited trading market for our common stock on the OTC Bulletin Board(R).

Furthermore, the stock market in general, the OTC Bulletin Board(R), and the market for internet and technology companies' securities in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price - regardless of our operating performance. Additionally, the trading prices of many technology companies' securities " have experienced adverse price fluctuations as a result of general market declines in these sectors in recent years.

The OTC Bulletin Board(R), an electronic quotation service, quotes our shares. The OTC Bulletin Board(R) does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Issuers whose securities are quoted on the OTC Bulletin Board(R) may experience a loss of market makers, lack of readily available "bid" and "asked" prices for their securities, a greater spread between the "bid" and "asked" price of their securities, and a general loss of liquidity in their securities. In addition, many investors have policies against purchasing or holding OTC Bulletin Board(R) securities. Both the trading volume and the market value of our Common Stock have been, and will continue to be, affected by trading on the OTC Bulletin Board(R).

Future sales of our common stock in the public market could adversely affect our stock price.

Sales of shares of our common stock by existing shareholders could have an adverse effect on our stock price. As of March 26, 2002, we had 33,480,515 shares of common stock outstanding, substantially all of which are eligible for resale either immediately or within the next few months. The possibility that a substantial number of our securities may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Additional shares of our common stock may be issued if options or warrants are exercised or our convertible securities are converted, causing dilution to our shareholders.

As of December 31, 2001, we had outstanding:

   . Warrants to purchase an aggregate of approximately 1,131,905 shares of our common stock;

As of December 31, 2001, we have authorized for issuance and outstanding the following options:

   . 2,875,000 shares of our common stock in connection with our 1995 Incentive Stock Option Plan, 780,612 of which are outstanding;

   . 2,300,000 shares of our common stock in connection with our 1998 Stock Plan, under which options to purchase 1,729,083 shares are outstanding;

   . 500,000 shares of our common stock in connection with our 1998 Stock Purchase Plan, none of which have been granted.

The existence of these securities may adversely affect us or our shareholders for many reasons, including:

   . The market price of our stock may be adversely affected;

   . If any of these securities are exercised, the value of the stock held by our shareholders will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds the exercise price;

   . Some of these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock; and

   . The terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

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

Following our common stock's delisting from The Nasdaq SmallCap Market(TM), we may be subject to the Securities and Exchange Commission's "penny stock" rules. For any transaction involving a penny stock, unless exempt, the rules require:

    . Delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market;

    . Disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities; and

    . Monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Commission regulations, subject to certain exceptions, define a "penny stock" to be any non-exchange listed equity security:

    . That has a market price of less than $5.00 per share; or

    . With an exercise price of less than $5.00 per share.

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

We rely on a combination of the following to establish and protect our proprietary rights:

    . Trademark;

    . Trade secret;

    . Copyright;

    . Other proprietary rights laws;

    . License agreements; and

    . Employee and third-party nondisclosure agreements;

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

To license our products to end users, we primarily rely on end-user licenses that are not signed by the end-user. As a result, such licenses may be unenforceable under the laws of certain jurisdictions. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of certain wide area networks, particularly the Internet, makes it virtually impossible to control the ultimate destination of our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Unauthorized copying is common within the software industry. A significant amount of unauthorized copying of our products could adversely affect our business. As the number of software products in the industry increases and the functionality of these products further overlap, software developers may become increasingly subject to infringement claims. Third parties may assert infringement claims against us in the future with respect to current or future products. As is common in the industry, from time to time, we receive notices from third parties claiming infringement of intellectual property rights of such parties. We investigate these claims and respond as we deem appropriate. Litigation may be necessary in the future to:

    . Enforce our intellectual property rights;

    . Protect our trade secrets;

    . Determine the validity and scope of the proprietary rights of others; or

    . Defend against claims of infringement of invalidity.

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

There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted both in the United States and abroad, covering issues such as:

    . User privacy;

    . Defamation;

    . Pricing;

    . Taxation;

    . Content regulation;

    . Quality of products and services; and

    . Intellectual property ownership and infringement.

Such legislation could:

    . Expose us to substantial liability;

    . Dampen the growth in use of the Internet;

    . Decrease the acceptance of the Internet as a communications and commercial medium; or

    . Require us to incur significant expense in complying with any new regulations.

Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers have petitioned for increased regulations and the imposition of access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our products. Also, a number of laws have recently been enacted in the United States intended to:

    . Reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights; and

    . Restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.

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

We distribute our on-line products worldwide. International operations and sales of our products are subject to inherent risks, including:

    . Fluctuations in exchange rates;

    . The impact of possible recessionary environments in economies outside the United States;

    . Unexpected changes in regulatory requirements;

    . Tariffs and other barriers;

    . Potential political and economic instability;

    . Linguistic and cultural differences;

    . Differing technology standards; and

    . Uncertain protection for intellectual property rights.

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

The Company's common stock trades on the OTC Bulletin Board(R) under the symbol "IENT."

The following table sets forth the quarterly high and low bid prices during each of the eight quarters shown as reported by Nasdaq(R). These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions and may not reflect actual transactions.

                                      PRICE

Quarter Ended                     High                Low
-------------                     ----                ---

March 31, 2000                    $6.69               $1.81
June 30, 2000                     $2.88               $1.00
September 30, 2000                $2.25               $1.03
December 31, 2000                 $1.60               $0.16
March 31, 2001                    $0.83               $0.13
June 30, 2001                     $0.29               $0.08
September 30, 2001                $0.11               $0.05
December 31, 2001                 $0.08               $0.01



On March 26, 2002, the closing price of the Company's common stock on the OTC Bulletin Board(R) was $0.12 per share. The Company has approximately 161 holders of record of its common stock and estimates that it has approximately 3,900 beneficial holders.

                                 DIVIDEND POLICY

The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

                              CHANGES IN SECURITIES

The Company did not sell any equity securities during the year ended December 31, 2001 that were not registered under the Securities Act of 1933, as amended, except that, in December 2001, the Company completed the following financing transactions:

.. The Company and its then Chairman of the Board of Directors agreed to terminate the consulting agreement between the parties in exchange for newly issued shares of the Company's common stock. The

     Company was released from $46,875 of its debt under the consulting agreement in exchange for 937,500 shares of its common stock valued at $0.05 per share. The $46,875 balance of the liability is to be settled on the one year anniversary of the termination agreement through a further issuance of common stock. The number of shares to be issued will be determined according to the contract.

..    The Company issued 10,000,000 shares of common stock to J.W. Stealey, John
     Cay and Daniel Young under the terms of the Securities Purchase and Exchange Agreement dated December 18, 2001 in exchange for $300,000 in cash and cancellation of 3,910.844 shares of the Company's Series D Preferred Stock held by such purchasers.

..    The Company issued 2,980,518 shares if common stock to RGC International
     Investors, LDC under the terms of the Series D Preferred Stock Exchange Agreement in exchange for cancellation of the 1,000 remaining shares of its Series D Preferred Stock held by RGC International Investors, LDC .

The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 under Section 3(a) (9), Section 4(2) or Regulation D of the Securities Act. The sale of these securities was without the use of an underwriter, and the certificates for the securities, with the exception of the shares issued to RGC International Investors, LDC under Section 3(a) (9) of the Securities Act, contain a restrictive legend permitting the transfer of such securities only upon registration of the securities or in reliance upon an exemption under the Securities Act.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2001 Compared To Fiscal Year Ended December 31, 2000

Net revenues. During 2000, the Company completed a shift in its focus to an Internet only strategy, with the result being substantial growth in our advertising revenue. The advertising revenue is generally based on:

(1) the revenue we received from the number of times an advertisement is displayed on our site, commonly referred to as "cost per thousand impressions," or "CPMs"; and

(2) the number of times users click on an advertisement displayed on our sites, commonly referred to as "cost per click," or "CPCs."

CPM advertising revenue is recognized during the period that the campaign runs, as is CPC revenue, which is recognized as users click on the ads.

The Company recognizes Internet advertising revenue generated through third-party agency representation on a net basis, after deduction of agency commission expense. The recognition of revenue in this manner is consistent with the actual cash received. In 2001, the Company derived 12% of its advertising revenue from reciprocal advertising arrangements, or "barter." However, the Company does not expect that barter will account for any significant portion of its revenues in the foreseeable future.

The online revenues are generated primarily from pay for play usage for WarBirds(TM), the Company's award winning World War II air combat simulation game.

Net revenues decreased by $5.3 million, or 77%, from $6.9 million in 2000 to $1.6 million in 2001. The decrease in revenue was primarily due to decreased advertising and other revenue related to the Company's Internet and online games and services which decreased by $4.6 million, or 88% from $5.2 million in 2000 to $0.6 million in 2001. This decrease in advertising and other revenue was primarily due to the softening in advertising rates for all media and substantial decrease in user traffic on our websites. Pay-for-Play revenue decreased $0.4 million, or 33%, from $1.4 million in 2000 to $1.0 million in 2001, primarily due to changes in the pricing model that management implemented in an effort to stimulate user growth and increase revenues. During the fourth quarter of fiscal 2000, the Company introduced a flat fee, unlimited play option into its pricing matrix. Previously, players paid for each hour played. The new plan drew a significant portion of existing players, but failed to attract a sufficient numbers of new players to offset the loss of revenues generated by high usage players. The Company currently implements a two-tier pricing model that charges a relatively modest subscription fee to play the basic version of its online games and a larger monthly subscription fee for the full-featured versions of these games.

The following table summarizes the changes in revenue from 2000 to 2001:

                                                      Year ended December 31
                                                      ----------------------
                                                             ($000)

Revenue for 2000                                            $ 6,911
Decrease in CD-ROM revenue                                    ( 110)
Decrease in Pay for Play revenue                              ( 473)
Decrease in Royalty & Licensing                               (  54)
Decrease in Advertising & Other                              (4,650)
                                                            -------
Revenue for 2001                                            $ 1,624


Cost of revenues. Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in 2001 decreased by $0.2 million, or 23%, from $0.6 million in 2000 to $0.4 million in 2001. The decrease reflects the virtual elimination in 2001 of royalties paid to third party developers for game content. Royalties in 2001 decreased by $0.4 million, or 100%, from $0.4 million in 2000 to $0.0 million in 2001. This decrease in Royalty expense was offset by an increase in amortized software costs as the Company released WarBirdsIII into paid production. Amortized software costs in 2001 increased by $0.2 million, or 100%, from $0.0 million in 2000 to $0.2 million in 2001.

Operating Expenses. Operating expenses decreased $8.8 million, or 75%, from $11.7 million in 2000 to $2.9 million in 2001. Exclusive of goodwill amortization and write off of impaired long-lived assets, primarily the goodwill from the Company's 1999 acquisitions, the decline was due primarily to reduced personnel costs which occurred because of the contraction in the business necessitated by plummeting revenues from sales of advertisements and the decreased sales and marketing expenses related to changes in the fulfillment of obligations under the Company's prize point program.

The following table summarizes the changes in operating expenses from 2000 to 2001:

                                                         Year ended December 31
                                                         ----------------------
                                                                ($000)

Operating Expenses for 2000                                   $ 11,669
Decrease in Sales and Marketing                                ( 4,310)
Decrease in Product Development                                (   448)
Decrease in General and Administrative                         (   639)
Decrease in Goodwill Amortization                              ( 1,602)
Decrease in Impairment of long-lived assets                    ( 1,787)
                                                               -------
Operating Expenses for 2001                                    $ 2,883


Sales and Marketing. Sales and marketing expenses decreased $4.3 million, or 88%, from $4.9 million in 2000 to $0.6 million in 2001. In 2001, the Company revised its prize point redemption policy such that prize points were no longer directly redeemable for cash or merchandise. Prize points were converted to chance points and were used by customers to enter prize drawings. Prize point obligations of $0.5 million were reversed and were netted against sales and marketing expenses. Additionally, prize point expenses decreased $2.0 million as the Company placed tighter controls on the amount of prizes awarded. Additionally the Company effected significant decreases in personnel costs and advertising expense associated with barter advertising revenues in 2001.

Product Development. Product development expenses decreased by $0.4 million, or 24%, from $1.8 million in 2000 to $1.4 million in 2001, primarily due to staff reductions necessitated by decreasing revenues. During 2001 the Company virtually ceased development of new "play-for-free" game content. The savings in personnel costs were somewhat offset by a reduction in the net amount of product development expenses capitalized on the balance sheet under FAS 86.

General and Administrative. General and administrative expenses decreased by $0.6 million, or 43%, from $1.5 million in 2000 to $0.9 million in 2001, primarily due to the savings recognized from the general contraction of operations. The average number of administrative personnel dropped 70% from 2000 to 2001. In addition, decreases in capital raising activities by the Company led to significant savings in legal, accounting and other costs related to raising capital.

Goodwill Amortization. Goodwill and amortization decreased $1.6 million from $1.6 million in 2000 to $0.0 million in 2001. This decrease resulted from the Company determination in 2000, based on an analysis of the estimated undiscounted future cash flows of related operations, that unamortized goodwill related to both the MPG-Net and The Gamers Net acquisitions had become fully and permanently impaired. Accordingly, an impairment loss was recorded in 2000 to write off the remaining unamortized goodwill balance.

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

Income Tax Expense. The Company recorded a $41,000 income tax benefit in 2001, compared to a $16,000 expense for the same period in 2000. The entire tax expense in each period was attributable to earnings in Europe.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been, and will continue to be, significant. To date, its cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings, the private sale of equity securities, and its initial public offering. As of December 31, 2001, the Company had cash and cash equivalents of $0.3 million.

For the first three months of 2002, the Company has maintained approximately the same amount of cash as at December 31, 2001. This has been accomplished primarily by reducing expenses and raising additional equity. The Company's cash flow, however, depends upon numerous factors beyond its control, including the rates and volume of Internet advertising and the pay-for-play gaming market, which have both declined recently. If our cash flows from Internet advertising and/or the pay-for-play gaming market continue to decrease, the Company's future liquidity will be adversely affected.

Although the Company continues to have cash and cash equivalents of approximately $0.3 million, its auditors have raised substantial doubt about the Company's ability to continue as a going concern. If the Company does not generate sufficient revenues, it may have to raise additional capital, which will result in substantial dilution to the Company's current shareholders. Moreover, as a result of its low stock price and the listing of our common stock on the OTC Bulletin Board (R), the Company may not be able to raise additional capital or may be able to raise capital only on materially adverse terms.

The following is a condensed table of cash on hand and major cash flow items:

                                     ($000)

Cash on hand, December 31, 2000                                       $   437
Net loss                                                               (1,605)
Add:  non-cash charges and expenses                                       844
Changes in working capital                                                607
                                                                      -------
         Net Cash Used in Operations                                     (154)
Net software development costs                                           (167)
Net proceeds from issuing common stock                                    270
Other investing and financing activities                                 (129)
Effect of exchange rates on cash and cash equivalents
                                                                            2

                                                                      --------
Net change in cash                                                     (  178)
                                                                      --------
Cash on hand, December 31, 2001                                       $   259



Net cash used in operating activities totaled $0.2 million during 2001, compared to $2.4 million during 2000. This decrease was primarily due to the contraction of the business following the collapse in the advertising market, resulting in reduced operating cash requirements.

Net cash used in investing activities totaled $0.3 million during 2001 compared to $1.0 million during 2000. This decrease was primarily due to reduced software development costs related to WarBirds III(TM) as the product was placed into paid production and to reduced expenditures on network hardware.

Net cash provided by financing activities totaled $0.3 million during 2001 compared to $0.7 million during 2000. This decrease was primarily due to smaller proceeds from the issuance of common stock.

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

                          CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue from pay-for-play online sales is recognized monthly as earned. Payments are received in advance and entitle users unlimited play for thirty days. We record advertising revenues in the period the advertising impressions are delivered to customers. We record advertising revenues net of related administrative fees as reported by its outside advertising vendors. We recorded barter revenue and expense under the criteria established by the Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions."

Revenue from CD-ROM product sales was recognized at the time of product shipment. Revenue from royalties and licenses was recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue was recognized upon delivery of the product master or the first copy provided collectibility was probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepted product returns and provided price protection on certain unsold merchandise. Revenue was recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves were based upon management's evaluation of historical experience, current industry trends and estimated costs.

 Software Development Costs

We capitalize costs incurred in the development of its gaming software. Capitalization of such costs is discontinued when a product is available for general release to customers. Capitalized software development costs are capitalized at the lower of cost or net realizable value and amortized using the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers.

Item 7. Financial Statements

The response to this item is included in a separate section of this report. See the Consolidated Financial Statements of the Company attached hereto beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Item 9: Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.

Listed below is information on the Board of Directors and Executive Officers of the Company as of March 26, 2002 with information showing the business experience and current public directorships, if any, of each, the age of each and the year each was first elected a director of the Company, where applicable.

                                   Year First Elected As
          Name                            Director          Term Expires   Age
          ----------------------- ----------------------- --------------- -----
          J. W. Stealey                     1995                2002       54
          ----------------------- ----------------------- --------------- -----
          W. Joseph McClelland              1997                2002       55
          ----------------------- ----------------------- --------------- -----
          David H. Kestel                   1997                2002       68
          ----------------------- ----------------------- --------------- -----
          Daniel R. Young                   2001                2002       65
          ----------------------- ----------------------- --------------- -----


Biographies of the Directors and Executive Officers

J. W. Stealey was re-appointed Chairman of the Board of Directors and Chief Executive Officer of the Company in December 2001. Mr. Stealey served as Chairman of the Board of Directors and Chief Executive Officer of the Company from January 1995 until August 1999. Mr. Stealey remained a director of the Company until his resignation in April 2001. Immediately before rejoining the Company Mr. Stealey was Chief Executive Officer of IamGame, Inc. Previously, he was founder, Chairman and Chief Executive Officer of MicroProse, Inc., a developer and publisher of flight simulation and strategy software titles from 1982 to 1993. Prior to 1982, Mr. Stealey was Group Director of Business Development of General Instruments. Prior to joining General Instruments Corporation, Mr. Stealey held management consulting positions with Cresap, McCormick and Paget and McKinsey & Co. in New York, New York. Mr. Stealey earned a B.S. degree in Aeronautical Engineering from the United States Air Force Academy. After graduation from the Academy, Mr. Stealey spent six years as an operational pilot in the United States Air Force. Mr. Stealey also received an M.B.A. in finance and strategic management from the Wharton School of Business of the University of Pennsylvania.

David H. Kestel, CLU, served as a Director of the Company from February 1997 to December 1999 and was re-appointed in December 2001. Since 1992, Mr. Kestel has served as President of The Kestel Group, Inc., an estate planning, executive compensation and employee benefits company based in Potomac, Maryland. From 1978 to 1992, he worked at Blue Cross and Blue Shield of the National Capital Area, most recently as Senior Vice President, Marketing, and served as President of two domestic life insurance companies and two offshore reinsurance companies. Mr. Kestel received a B.B.A. and an M.B.A. from the University of Michigan. Mr. Kestel is a Member, Chartered Life Underwriter.

W. Joseph McClelland served as a Director of the Company from February 1997 to June 2001 and was re-appointed in December 2001. Since late 2001 Mr. McClelland has been Technical Director with the Anton Corporation. During 2000-2001 he served as President of DefenseHomepage.com and VP Marketing for GlobalSecurityNews.com. From 1990 through 1999, Mr. McClelland was Vice President and a Member of the Board of GEC-Marconi Defense Systems Inc., an Arlington, Virginia-based subsidiary of GEC-Marconi Ltd., which produces and sells electronic warfare equipment to government customers. From 1988 to 1990, he was Director, Avionics, Armament and Electronic Combat, at the HQ United States Air Force Systems Command at Andrews Air Force Base in Maryland, where he supervised headquarters staff and provided corporate oversight of advanced programs. From 1986 to 1988, he was Director, United States Air Force Research and Development Liaison Office in London, England, where he initiated and managed U.S./U.K. cooperative research and development programs. Mr. McClelland received a B.S. in Engineering Mechanics and Mathematics from the United States Air Force Academy. He received an M.S. in Applied Mechanics from the University of Utah. Mr. McClelland is a graduate of the United States Air Force Test Pilot School.

Daniel R. Young joined the Board of Directors in December 2001. Mr. Young, former Vice Chairman and Chief Executive Officer of Federal Data Corporation
(FDC), retired recently after having served the company in various executive capacities for more that two decades. He joined FDC in 1976 as the Executive Vice President, and in 1985, was elected President and Chief Operating Officer. Following the acquisition in 1995 of FDC by The Carlyle Group, Mr. Young assumed the position of President and Chief Executive Officer. In 1998, he was elected Vice Chairman of the Board of Directors. Mr. Young was the industry recipient of the 1998 Federal Computer Week Eagle Award in recognition of his outstanding contributions to the federal information technology community. In addition, he twice received the Federal Computer Week Federal 100 Award. This award, given by a group of one's peers., goes to a select group of executives from government, industry and academia. He later served as a Judge for the Eagle Award in 1995 and 1997. Mr. Young is a graduate of the University of Texas where he earned a B.S. degree in engineering and a J.D. from the University of Texas School of Law. He also served in the U.S. Navy as a sea officer. Mr. Young also serves on the Boards of GTSI Corp., Halifax Corporation, Andrulis Corporation, Entrust Technologies, Webmethods Corporation and EG&G.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Company's equity securities and to provide the Company with copies of these reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, except as described below, there were no reports required under
Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended December 31, 2001.

..        Forms 3 to report the ownership of Daniel R. Young, W. Joseph
         McClelland and David H. Kestel, following their appointment to the Board on December 18, 2001, were due on December 28, 2001. These reports were filed by January 18, 2002.

Item 10. Executive Compensation

The following table sets forth all compensation paid by the Company for services rendered to it in all capacities for the last three (3) fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001 to the Company's Chief Executive Officer, the Company's other highest-paid executive officers who earned at least $100,000 in the respective fiscal year or who otherwise would have been includable in such table on the basis of their 2001 (year) compensation but for the fact that they were no longer executive officers of the Company at the end of 2001 (collectively, the "Named Officers").

Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                         Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
                                                          Other Annual     Restricted      Underlying      All Other
 Name and Principal Position  Year    Salary     Bonus    Compensation    Stock Awards    Options/SARs    Compensation
-------------------------------------------------------------------------------------------------------------------------
 J. W. Stealey,               2001       -         -           -               -                -               -
-------------------------------------------------------------------------------------------------------------------------
 Chief Executive Officer (1)  2000       -         -           -               -                -               -
-------------------------------------------------------------------------------------------------------------------------
                              1999  $ 150,000  $ 25,000   $ 263,125            -              25,000            -
-------------------------------------------------------------------------------------------------------------------------
 Michael Pearce,              2001  $ 156,946      -      $  16,400            -                -               -
-------------------------------------------------------------------------------------------------------------------------
 Chief Executive Officer (2)  2000  $ 132,000  $ 25,000        -               -                -               -
-------------------------------------------------------------------------------------------------------------------------
                              1999  $       1      -           -               -             800,000            -
-------------------------------------------------------------------------------------------------------------------------

(1) Mr. Stealey resigned as Chairman and Chief Executive Officer in August 1999. He remained on the Company's Board of Directors until he resigned as a Director of the Company on April 20, 2001. Mr. Stealey was re-appointed as Chairman and Chief Executive Officer in December 2001.

(2) Upon joining the Company as CEO in November 1999, Mr. Pearce received an annual salary of $1.00. The Board of Directors granted Pearce an annual salary of $144,000, which began in February 2000, as recognition of the company's operating progress and perceived ongoing prospects. Mr. Pearce resigned as Chief Executive Officer in December 2001.


No options were exercised by and no compensatory options were granted to the Named Officers during the year ended December 31, 2001.

The following table sets forth certain information concerning the number and value of exercised and unexercised options held by the Named Officers as of December 31, 2001:


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option Values


                                Number of Securities Underlying Unexercised      Value of Unexercised In-The-Money
                                  Options/SARs at Fiscal Year End (#)        Options(1)/SARs at Fiscal Year End ($)
 Name                              Exercisable        Unexercisable            Exercisable         Unexercisable

 J. W. Stealey                       125,000            125,000                   3,750                3,750

 Michael Pearce                      533,334               -                        -                    -



(1) Options are considered "in-the-money" if the market value of shares covered thereby is greater than the option exercise price. Value is calculated based on the difference between the fair market value of the shares of Common Stock at December 31, 2001 ($0.08), as quoted on The OTC Bulletin Board, and the exercise price of the options. The Company made no long-term incentive plan awards during the fiscal year ended December 31, 2001.

Director Compensation

In December 2001, the Company granted to each of Mr. Stealey and the other three newly-appointed members of the Board of Directors 250,000 options to purchase common stock at $0.05 per share, such options vesting 50% at the time of grant and 50% on the one year anniversary of the grant date, subject to continued service as an employee or member of the Board of Directors. The options were granted under the Company's 1998 Stock Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 26, 2002 regarding shares of our common stock beneficially owned by each: (i) each director; (ii) director nominee; (iii) executive officer named in the Summary Compensation Table in this Proxy Statement; and (iv) all directors and officers as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them, except to the extent that such power may be shared with a spouse. Fractional share amounts are rounded off to the nearest whole number.

    Name of
Beneficial Owner                     Shares Owned(1)      Percent of Class(1)
----------------                     --------------       -------------------

J.W. Stealey (2)                      12,199,617(2)                 36%
W. Joseph McClelland                     151,500(3)                  *
Daniel R. Young                        1,125,000(4)                  3%
David H Kestel                           138,500(5)                  *
Michael Pearce                           533,334(5)                  2%
All directors and executive
  officers as a group(6)              14,147,951                    41%
(7 persons)

* owns less than 1%

(1) Based upon 33,480,515 shares of common stock outstanding on March 26, 2002. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who resides in the home of such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within sixty (60) days. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Includes 125,000 shares subject to options exercisable within sixty (60) days and 236,389 shares subject to warrants exercisable within sixty (60) days. Excludes 125,000 shares owned by wife, Denise Stealey. Excludes 600,000 shares held in trusts for Mr. Stealey's children. Mr. Stealey has neither voting power nor dispositive power over the shares held in the trusts. Mr. Stealey disclaims beneficial ownership of the shares owned by his wife and held in trust for his children.

(3) Includes 138,500 shares subject to warrants or options exercisable within sixty (60) days.

(4) Includes 125,000 shares subject to warrants or options exercisable within sixty (60) days.

(5) Consists of shares subject to warrants or options exercisable within sixty
(60) days.

(6) Includes the shares discussed in the footnotes above.

The following table sets forth certain information as of March 26, 2002 regarding the only shareholders known to us to be the beneficial owners of more than five percent (5%) of our common stock.


   Name and Address of                          Amount and Nature of
    Beneficial Owner                            Beneficial Ownership       Percent of Class
   -------------------                          --------------------       ----------------
Vertical Financial Holdings                         4,283,549(1)                  12.8%
        c/o Orida Capital USA, Inc.
        70 East 55th Street, 24th Floor
        New York, New York  10022
RGC International Investors, LDC                    3,344,704                      9.9%
        c/o Rose Glen Capital Management, LP
        Three Bala Plaza East, Suite 200
        251 St. Asaphs Road
        Bala Cynwyd, Pennsylvania  19004

-------------------------------
(1) Includes 1,698,171 shares owned by entities beneficially owned by Vertical Financial Holdings and 1,220,084 shares owned by other entities over which Vertical Financial Holdings has voting power pursuant to a proxy agreement.

Item 12. Certain Relationships and Related Transactions

On June 30, 2000, the Company and Vertical Financial Holdings entered into a Stock Purchase Agreement. Vertical Financial Holdings purchased 600,000 shares of the Company's Common Stock for a purchase price of $600,000.

In December 2001, the Company completed the following transactions:

         1. The Company issued and sold 10,000,000 shares of common stock to J.W. Stealey, John Cay and Daniel Young under the terms of the Securities Purchase and Exchange Agreement dated December 18, 2001 in exchange for $300,000 in cash the cancellation of 3,910.844 shares of the Company's Series D Preferred Stock held by such purchasers. Mr. Stealey was and is the Company's largest stockholder. As a condition to and immediately following the closing of this financing, Mr. Stealey was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Young was appointed to the Board of Directors of the Company. The Company agreed to register the shares issued in the financing upon request by the investors.

         2. The Company issued and sold 2,980,518 shares of common stock to RGC International Investors, LDC under the terms of the Series D Preferred Stock Exchange Agreement dated December 18, 2001 in exchange for the cancellation of the 1,000 remaining shares of the Company's Series D Preferred Stock held by RGC. Following the completion of this financing, RGC beneficially owned approximately 9.9% of the Company's common stock, and the Company agreed to issue additional shares of common stock to RGC sufficient to maintain RGC's percentage interest in the Company with respect to any future capital raising transactions providing proceeds to the Company up to $203,125. Pursuant to this anti-dilution obligation, the Company has issued to RGC a total of 364,186 additional shares of common stock during the first quarter of 2002.

         3. The Company and Jacob Agam, its Chairman of the Board at that time, agreed to terminate the consulting agreement between the parties. The Company satisfied its obligations to Mr. Agam under the consulting agreement by issuing to him 937,500 shares of common stock valued at $0.05 per share and by agreeing to issue him an additional $46,875 of common stock in December 2002.

In January 2002, the Company entered into a licensing arrangement with IamGame, Inc. (the "related entity"), a company beneficially owned by J.W. Stealey, the Chief Executive Officer of the Company, for the right to utilize a gaming system developed by that related entity on all websites managed by the Company. Under the terms of the arrangement, the Company has the right to manage the related entity's gaming website. The revenues generated by that website benefit the Company and all costs associated with operating the website are the responsibility of the Company. The Company, further, has agreed to pay a set-up fee of $20,000 and monthly royalties to the related entity. Royalties are payable on advertising revenues generated on the related entity's website and on subscription revenues generated through use of the licensed gaming system on all websites managed by the Company. Royalty rates range from 50% to 15% of covered revenues. The Company does not have the right to transfer the license, but it can terminate the arrangement at any time without penalty. The arrangement is subject to approval of the Board of Directors.

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

                21.1 Subsidiaries of the Company (incorporated by reference as 21.1 to the Registrant's Form 10-KSB as filed on April 2, 2001)

                23.1 Consent of Independent Auditors (incorporated by reference as 23.1 to the Registrant's Form 10-KSB as filed on April 1, 2002)


(c)      Reports on Form 8-K

                99.1 Securities Purchase and Exchange Agreement dated December 18, 2001 between the Registrant, J.W. Stealey, John Cay and Dan Young.

                99.2 Series D Preferred Stock Purchase Agreement dated December 18, 2001 by and among RGC International Investors, LDC, J.W. Stealey, John Cay and Dan Young.


During the quarter ended December 31, 2001, the Registrant filed a current report on Form 8-K under Items 1 and 7 on December 21, 2001 to report it's change of control financing transaction.

                          iEntertainment Network, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2001 and 2000

                                    Contents

Report of Independent Auditors                                          F-1

Consolidated Financial Statements

Consolidated Balance Sheets                                             F-2
Consolidated Statements of Operations                                   F-3
Consolidated Statements of Stockholders' Equity                         F-4
Consolidated Statements of Cash Flows                                   F-5
Notes to Consolidated Financial Statements                              F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
iEntertainment Network, Inc.

We have audited the accompanying consolidated balance sheets of iEntertainment Network, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iEntertainment Network, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

                                             /s/  Ernst & Young

Raleigh, North Carolina
March 8, 2002
                          iEntertainment Network, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                                December 31
                                                                                           2001              2000
                                                                                    -------------------------------------
Assets
Current assets:

   Cash and cash equivalents                                                           $       259        $        437
   Trade receivables, net of allowances of $82 and $80 at December 31, 2001
      and 2000, respectively                                                                   148                 814
   Prepaid expenses and other                                                                  114                 169
                                                                                    -------------------------------------
Total current assets                                                                           521               1,420

Property and equipment, net                                                                    428                 914

 Software development costs, net                                                               607                 658
Other assets                                                                                    17                  18
                                                                                    -------------------------------------
Total assets                                                                           $     1,573        $      3,010
                                                                                    =====================================

Liabilities and stockholders' equity Current liabilities:

   Accounts payable and accrued expenses                                               $     1,032        $      1,181
   Current portion of capital lease obligations                                                 32                  36
   Unearned revenue                                                                             35                   -
                                                                                    -------------------------------------
Total current liabilities                                                                    1,099               1,217

Capital lease obligations, less current portion                                                 10                  43

Stockholders' equity:
   Series D Convertible Preferred Stock $.10 par value; liquidation and stated
      value of $1,000 per share, plus accumulated accretion; 0 and 4,911 shares authorized, issued and outstanding at December 31, 2001 and 2000,
      respectively                                                                               -               5,246
   Common stock, $.10 par value; 50,000,000 shares authorized; 29,832,329 and
      15,914,311 shares issued and outstanding at December 31, 2001 and 2000,
      respectively                                                                           2,983               1,591
   Additional paid-in capital                                                               42,612              38,157
   Accumulated deficit                                                                     (45,077)            (43,188)
   Accumulated other comprehensive loss                                                        (54)                (56)
                                                                                    --------------------------------------
   Total stockholders' equity                                                                  464               1,750
                                                                                    -------------------------------------
   Total liabilities and stockholders' equity                                          $     1,573        $      3,010
                                                                                    =====================================


See accompanying notes.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Operations

                 (In thousands, except share and per share data)

                                                                                           Year ended December 31
                                                                                            2001             2000
                                                                                  -----------------------------------
Net revenues:
   Online sales                                                                       $       953      $     1,426
   Advertising and contract revenue                                                           602            5,252
   Royalties and licenses                                                                      68              122
   CD-ROM product sales                                                                         1              111
                                                                                  -----------------------------------
Total net revenues                                                                          1,624            6,911

Cost of revenues:
   Cost of products and services                                                              203              128
   Royalties and amortized software costs                                                     219              423
                                                                                  -----------------------------------
Total cost of revenues                                                                        422              551
                                                                                  -----------------------------------
Gross profit                                                                                1,202            6,360

Operating expenses:
   Sales and marketing                                                                        613            4,923
   Product development                                                                      1,408            1,856
   General and administrative                                                                 862            1,501
   Goodwill amortization                                                                        -            1,602
   Impairment of long-lived assets                                                              -            1,787
                                                                                  -----------------------------------
Total operating expenses                                                                    2,883           11,669
                                                                                  -----------------------------------
Operating loss                                                                             (1,681)          (5,309)

Other income (expense):
   Interest income (expense)                                                                   (4)              49
   Other                                                                                       39              (52)
                                                                                  -----------------------------------
Total other income (expense)                                                                   35               (3)
                                                                                  -----------------------------------
Loss before income tax benefit (expense)                                                   (1,646)          (5,312)
Income tax benefit (expense)                                                                   41              (16)
                                                                                  -----------------------------------
Net loss                                                                                   (1,605)          (5,328)
Accretion of Series D preferred stock                                                        (284)            (295)
                                                                                  -----------------------------------
Net loss available to common stockholders                                            $     (1,889)    $     (5,623)
                                                                                  ===================================

Basic and diluted loss per share:

   Net loss per share                                                                $     (0.12)     $     (0.37)
                                                                                  ===================================
Weighted average shares used in computing basic and diluted loss per
    share                                                                              16,410,021       15,399,036
                                                                                  ===================================

See accompanying notes.

                          iEntertainment Network, Inc.

                 Consolidated Statements of Stockholders' Equity

                        (In thousands, except share data)

                                                                                                         Accumulated
                                                             Series D                         Additional  Other    Accumu-
                                                          Preferred Stock      Common Stock    Paid-In  Comprehen-  lated
                                                          Shares    Amount   Shares    Amount  Capital  sive loss  Deficit  Total
                                                          --------------------------------------------------------------------------
Balance at December 31, 1999                                 -    $    -   14,722,203  $1,472   $36,672  $(116)  $(37,565)  $   463
  Exercise of stock options and issuance of shares           -         -      514,688      51       599      -          -       650
    for services

  Issuance of common stock                                   -         -      600,000      60       488      -          -       548
  Issuance of warrants                                       -         -            -       -        38      -          -        38
  Issuance of shares for services and settlement of          -         -       77,420       8       292      -          -       300
   indebtedness

  Compensation related to modification of options on         -         -            -       -        68      -          -        68
   termination

  Reclassification of Series D preferred stock into
   equity                                                4,911     4,951            -       -         -      -          -     4,951
  Accretion of Series D preferred stock                      -       295            -       -         -      -       (295)        -
  Comprehensive loss:                                                               -
    Net loss                                                 -         -            -       -         -      -     (5,328)   (5,328)
    Cumulative translation adjustment                        -         -            -       -         -     60          -        60
                                                                                                                             -------
  Total comprehensive loss                                   -         -            -       -         -      -          -    (5,268)
                                                       -----------------------------------------------------------------------------
  Balance at December 31, 2000                           4,911     5,246   15,914,311   1,591    38,157    (56)   (43,188)    1,750
   Issuance of shares for services and settlement of         -         -      937,500      94       (47)     -          -        47
     indebtedness

   Issuance of common stock                                  -         -    6,000,000     600      (300)     -          -       300
   Stock issuance costs                                      -         -            -       -       (30)     -          -       (30)
   Exchange of preferred stock for common stock         (3,911)   (4,404)   4,000,000     400     4,004      -          -         -
   Exchange of preferred stock for common stock         (1,000)   (1,126)   2,980,518     298       828      -          -         -
   Accretion of Series D preferred stock                     -       284            -       -         -      -       (284)        -
   Comprehensive loss:                                       -         -            -       -         -      -          -         -
     Net loss                                                -         -            -       -         -      -     (1,605)   (1,605)
     Cumulative translation adjustment                       -         -            -       -         -      2          -         2
                                                                                                                             -------
   Total comprehensive loss                                  -         -            -       -         -      -          -    (1,603)
                                                        ----------------------------------------------------------------------------
  Balance at December 31, 2001                               -    $    -   29,832,329  $2,983  $ 42,612  $ (54)  $(45,077)  $   464
                                                        ============================================================================

   See accompanying notes.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                      Year ended December 31
                                                                                      2001              2000
                                                                                ----------------------------------
Operating activities

Net loss                                                                          $     (1,605)        $ (5,328)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash compensation expense                                                            -               79
     Issuance of common stock for services                                                  47              215
     Depreciation and amortization                                                         573              274
     Goodwill amortization                                                                   -            1,602
     Impairment of long-lived assets                                                         -            1,787
     Loss on disposal of equipment                                                           6                -
     Amortization of capitalized software development costs                                218                -
   Changes in operating assets and liabilities:

       Trade receivable, net                                                               666             (313)
       Advance royalties                                                                     -               44
       Prepaid expenses and other current and noncurrent assets                             55              (83)
       Accounts payable and accrued expenses                                              (149)            (550)
       Deferred revenue                                                                     35                -
       Royalties and commissions payable                                                     -             (120)
                                                                                ------------------------------------
Net cash used in operating activities                                                     (154)          (2,393)

Investing activities

Purchase of property and equipment                                                        (149)            (476)
Proceeds from equipment sales                                                               57                -
Software development costs                                                                (167)            (566)
                                                                                ------------------------------------
Net cash used in investing activities                                                     (259)          (1,042)

Financing activities

Proceeds from issuance of common stock, net of issuance costs                              270              783
Payments on capital lease obligations                                                      (37)             (63)
                                                                                ------------------------------------
Net cash provided by financing activities                                                  233              720
Effect of currency exchange rate changes on cash and cash equivalents                        2               60
                                                                                ------------------------------------
Net decrease in cash and cash equivalents                                                 (178)          (2,655)
Cash and cash equivalents at beginning of year                                             437            3,092
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                            $      259       $      437
                                                                                ====================================

Supplemental disclosure of cash flow information

Cash paid for interest                                                              $      12        $      58
                                                                                ====================================

Noncash investing and financing activities

Issuance of common stock in settlement of liabilities                              $       47       $      527
                                                                                ====================================
Fixed asset acquired under capital lease                                           $        -       $       58
                                                                                ====================================


See accompanying notes.

                          iEntertainment Network, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. Description of Business and Significant Accounting Policies

Description of Business

iEntertainment Network, Inc. (the "Company") is a developer and publisher of Internet games and an operator of online game services. The Company develops and publishes proprietary online multi-player games and has built an Internet distribution infrastructure which offers online gamers a variety of free, subscription and pay-for-play games and services, including simulation, parlor, strategy, role playing and action games.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. and Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses available to common stockholders of $1.9 million in 2001 and $5.6 million in 2000, had a limited amount of cash as of December 31, 2001, and has been unable to consistently generate positive cash flows in recent years. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing necessary to continue development and growth of its products and services and to satisfy its obligations and ultimately to achieve profitable operations. In this regard, management will be required to raise additional financing in the near future. However, there can be no assurances that management will be successful in executing its plans to fund operations.

                          iEntertainment Network, Inc.

Disposition of CD-ROM Assets

In 1999, the Company sold its rights under certain development contracts for CD-ROM products between the Company and third-party developers thereby exiting the CD-ROM gaming business. In connection with the disposition of its CD-ROM assets, the Company decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at December 31, 2001 and 2000 was $124,000 and $195,000, respectively, and is reflected in accounts payable and accrued expenses in the consolidated balance sheets. In the first quarter of 2000, the Company settled outstanding liabilities with its two largest CD-ROM distributors by paying $250,000 in cash and issuing common stock valued at $300,000. In the first quarter of 2001, the Company settled outstanding liabilities with the two largest remaining CD-ROM distributors by paying $10,000 in cash. The Company recognized gains of $72,000 and $265,000 related to these settlements, which are included in general and administrative expense in the December 31, 2001 and 2000 consolidated statements of operations, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include amounts in demand deposit accounts and investments with an original maturity date of three months or less when purchased. The Company maintains deposits in financial institutions in excess of federally insured limits.

Allowance for Doubtful Accounts

The accounts receivable allowances at December 31, 2001 and 2000 include a reserve for doubtful accounts, which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

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

Goodwill

The Company had classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill was being amortized on a straight-line basis over two to three years. The Company assessed the recoverability of its goodwill by determining its ability to generate future cash flows sufficient to recover the unamortized balance over the remaining useful life. During fiscal year 2000, the Company determined goodwill to be unrecoverable based on undiscounted future cash flows and unamortized balances were deemed impaired and written-off.

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

Fair Value of Financial Instruments

The carrying values of trade receivables, accounts payable and accrued expenses, and redeemable convertible preferred stock approximate fair values at December 31, 2001 and 2000.

                          iEntertainment Network, Inc.

Revenue Recognition

Revenue from pay-for-play online sales is recognized monthly as earned. Payments are received in advance and entitle users unlimited play for thirty days. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendors. The Company recorded barter revenue and expense under the criteria established by the Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transaction" of $75,000 and $588,000 for the years ended December 31, 2001 and 2000, respectively. Barter expense is included in sales and marketing expenses in the consolidated statements of operations. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

Revenue from CD-ROM product sales was recognized at the time of product shipment. Revenue from royalties and licenses was recognized when earned under the terms of the relevant agreements with original equipment manufacturers ("OEMs"), international distributors and other third parties. With respect to license agreements that provide customers the right to multiple copies in exchange for guaranteed amounts, net revenue was recognized upon delivery of the product master or the first copy provided collectibility was probable. Per copy royalties on sales that exceed the guarantee are recognized as earned. The Company accepted product returns and provided price protection on certain unsold merchandise. Revenue was recorded net of an allowance for estimated future returns, markdowns, price protection and warranty costs. Such reserves were based upon management's evaluation of historical experience, current industry trends and estimated costs.

Product Development

Product development expenses (excluding capitalized software development costs) are charged to operations in the period incurred and consist primarily of payroll and payroll related costs.

                          iEntertainment Network, Inc.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $183,000 and $2,624,000 for the years ended December 31, 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts and estimates regarding the recoverability of prepaid and long-lived assets. Actual results could differ from those estimates.

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

Employee Stock Compensation

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and make the required pro forma disclosures required by SFAS 123. Under APB 25, if the exercise price of the Company's employee stock options is not less than the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

                          iEntertainment Network, Inc.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain amounts in the 2000 financial statements have been reclassified to conform with 2001 classifications. These reclassifications did not result in any changes to operations or equity as previously reported.

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

                          iEntertainment Network, Inc.

Impact of Recently Issued Accounting Pronouncements

On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 on January 1, 2002; however, the adoption of SFAS 141 and SFAS 142 is not expected to have an impact on the Company's operating results or stockholders' equity for the periods presented.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003, and its adoption is not expected to have an impact on the Company's operating results or stockholders' equity.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). SFAS 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and are not expected to have an impact on the Company's operating results or stockholders' equity.

                          iEntertainment Network, Inc.

2. Business Combinations

On February 12, 1999, the Company completed the acquisition of MPG-Net, Inc. ("MPG-Net") by exchanging 600,000 shares of its common stock valued at approximately $3.1 million for all of the outstanding common stock of MPG-Net and issuing 150,000 shares of its common stock valued at approximately $800,000 in full settlement of certain debt obligations of MPG-Net. MPG-Net was primarily in the business of developing, publishing and distributing interactive, real time 3-D entertainment for multi-user online/Internet play, as well as creating entertainment platforms on the Internet such as online game channels, game hubs and websites. The acquisition was accounted for as a purchase in accordance with APB No. 16, "Business Combinations" ("APB 16") and, accordingly, the operating results of MPG-Net were included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $4.3 million was amortized on a straight-line basis until December 31, 2000, when it was deemed impaired and written-off.

On August 27, 1999, the Company acquired the right, title and interest in and to all of the tangible and intangible assets of Virtual Business Designs, Inc., doing business as The Gamers Net ("The Gamers Net"), for 107,143 shares of its common stock valued at approximately $288,000. The acquisition was accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of The Gamers Net were included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired was amortized on a straight-line basis until December 31, 2000, when it was deemed impaired and written-off.

                          iEntertainment Network, Inc.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

                                                            December 31
                                                         2001         2000
                                                     -----------------------

    Equipment                                        $     737    $     842
    Furniture and fixtures                                  46          128
    Software                                               477          914
    Leasehold improvements                                   -            5
                                                     -----------------------
                                                         1,260        1,889
    Less accumulated depreciation and amortization        (832)        (975)
                                                     -----------------------
                                                     $     428    $     914
                                                     =======================

Depreciation expense for the years ended December 31, 2001 and 2000, respectively, was $573,000 and $274,000, including amortization of equipment leased under capital leases of $44,000 and $62,000, respectively. During 2001, certain property and equipment with a net book value of $63,000 was disposed of in connection with the Company's relocation. The Company recorded a loss on the disposal of approximately $6,000, which is included in other expense on the Statement of Operations. During the fourth quarter of 2000, the Company significantly reduced its workforce, determined certain property and equipment was unnecessary for ongoing operations and evaluated these assets for impairment. Property and equipment with a net book value of $60,000 was deemed impaired and written off as of December 31, 2000.

                          iEntertainment Network, Inc.

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

During the fourth quarter of 2000, the Company also significantly decreased its workforce and re-evaluated the amount of property and equipment required to sustain its ongoing operations. The Company determined certain excess equipment; furniture and fixtures had become permanently impaired. This evaluation was based on an analysis of the estimated future cash flows related to these assets. Accordingly, an impairment loss of $60,000 was recorded. The historical costs and depreciation for these assets were properly written-off.

5. Capitalized Software Development Costs

Information related to net capitalized software development costs is as follows at December 31 (in thousands):


                                            2001             2000
                                        ---------------------------------
   Balance at beginning of year         $     658         $      92
   Capitalized                                167               658
   Amortized                                 (218)              (92)
                                        ---------------------------------
   Balance at end of year               $     607         $     658
                                        =================================
                          iEntertainment Network, Inc.

6. Accrued Liability for Prize Points

The Company has operated a prize point system for the users of its online games. In 2000, prize points were redeemable for cash and other prizes. The Company recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed. At December 31, 2000, the Company also recorded a liability in accounts payable for redeemed but unpaid prize points of $112,000. In 2001, the Company revised its prize point redemption policy such that prize points were no longer directly redeemable for cash or merchandise. Prize points were converted to chance points and were used by customers to enter prize drawings. Due to the change in its prize point system, management determined that the Company no longer had prize point obligations as previously recorded in the December 31, 2000 balance sheet. Accordingly, the accrued liability of $343,000 and the payable of $112,000 were reversed and were netted against operating expenses in the consolidated statements of operations for the year ending December 31, 2001.

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they intended to redeem for cash prizes. The Attorney General's office also has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company negotiated and paid a settlement in the amount of $25,000 regarding these claims. This settlement does not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that future claims will not be made against the Company.

In order to aide in the resolution of its dispute with the Office of the Attorney General of North Carolina, the Company changed the operations of its "Bingo" game to again allow prize points to be directly redeemable for cash. The total value of any single award is statutorily limited. Players are notified of their eligibility to redeem accumulated prize points for cash awards. Unredeemed awards are expired after one month. The Company recorded an accrued liability of $7,000 in accounts payable and accrued expenses on its December 31, 2001 balance sheet based on management's best estimate of prize points that have not been redeemed.

                          iEntertainment Network, Inc.

7. Leases

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2004. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (in thousands):

                                                December 31
                                           2001              2000
                                       -------------------------------

   Leased equipment                    $    188          $    221
   Leased furniture and fixtures              -                53
                                       -------------------------------
                                            188               274
   Less:  accumulated amortization         (139)             (168)
                                       -------------------------------
                                       $     49          $    106
                                       ===============================

The following is a schedule of future minimum lease payments for capital and operating leases for the years ending December 31 (in thousands):

                                                       Capital  Operating
                                                       Leases     Leases

                                                      --------------------

     2002                                             $    35    $    51
     2003                                                  11         51
     2004                                                   -         13
                                                      --------------------
     Total future minimum lease payments                   46    $   115
                                                                ==========
     Less: amounts representing interest                   (4)
                                                      ----------
     Present value of future minimum lease payments        42
     Less: current portion                                (32)
                                                      ----------
                                                      $    10
                                                      ==========

Total rent expense incurred was approximately $77,000 and $255,000 for the years ended December 31, 2001 and 2000, respectively.

                          iEntertainment Network, Inc.

8. Stockholders' Equity and Redeemable Convertible Preferred Stock

Recapitalization - 2001

During December 2001, the Company completed several financing transactions to eliminate certain obligations and improve its financial position:

..        The Company and its then Chairman of the Board of Directors agreed to terminate the consulting agreement between the parties in exchange for newly issued shares of the Company's common stock. The Company was released from $46,875 of its debt under the consulting agreement in exchange for 937,500 shares of its common stock. The $46,875 balance of the liability is to be settled on the one-year anniversary of the termination agreement through a further issuance of common stock. The number of shares to be issued will be determined according to the agreement.

..        The Company issued 10,000,000 shares of common stock to certain stockholders under the terms of the Securities Purchase and Exchange Agreement in exchange for $300,000 in cash and 3,910.844 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock repurchased was retired.

..        The Company issued 2,980,518 shares of common stock to certain stockholders under the terms of the Series D Preferred Stock Exchange Agreement in exchange for 1,000 shares outstanding of its Series D Preferred Stock. The Series D Preferred Stock was retired. The agreement contains certain anti-dilution repurchased rights for the shareholders in the repurchase transaction. Terms of the antidilution provision include rights related to the issuance of the first $203,125 of common stock following the execution of the Stock Exchange Agreement.

  The Company incurred approximately $30,000 of legal fees related to these transactions. These fees were recorded as a reduction to additional paid-in capital.

                          iEntertainment Network, Inc.

Series D Convertible Preferred Stock

The following is a summary of the terms of the Series D Preferred Stock:

Dividends

There were no dividends automatically payable on the Series D Preferred. No dividends may be paid to the common stockholders while any Series D shares are outstanding.

Liquidation Preferences

Upon any liquidation, dissolution or winding up of the Company, before anything can be paid to the holders of common stock, the holders of the Series D Preferred will be entitled to receive $1,000 per share, plus an amount equal to a 6% annual return on that amount since the November 1999 issuance date and any penalty amounts due thereunder.

The Series D preferred stockholders are entitled to a 6% annual return on the stated value of the preferred stock, upon liquidation, conversion, and redemption within control of the Company. Accordingly, the Company has recorded this return as accretion to the stated value of the preferred stock and a charge to accumulated deficit. For the years ended December 31, 2001 and 2000, the recorded accretion was $284,000 and $295,000, respectively.

Conversion

Series D Preferred shares were convertible at $1 per share to common stock. Each share of Series D Preferred was initially convertible into 1,000 shares of common stock. The number of shares of common stock issuable upon conversion of a share of Series D Preferred increased over time to provide the holder additional common stock equal to a 6% annual return since November 1999 and any penalty amounts otherwise due thereunder.

                          iEntertainment Network, Inc.

Voting

The Series D Preferred had no voting rights other than as provided by law and except that the approval of the holders of a majority of the outstanding Series D Preferred was required for: (1) any adverse change to the rights of the Series D Preferred; (2) the creation of additional securities having senior or equal rights; (3) an increase in the authorized number of shares of Series D Preferred; (4) an increase in the par value of the common stock; or (5) any action that would result in certain taxes being imposed on the Series D Preferred.

9. Stock Options, Stock Plans and Warrants

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

                          iEntertainment Network, Inc.

During May 1998, the Company's 1998 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 2,300,000 shares of Common Stock have been reserved for issuance under the Plan. The Plan provides for grants to employees of incentive stock options. In addition, the Plan provides for grants of nonqualified stock options and stock purchase rights to employees, directors and consultants of the Company.

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

During May 1998, the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Company has reserved 500,000 shares of Common Stock for issuance under the Purchase Plan. No shares have been issued at December 31, 2001. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation, not to exceed $25,000 per year, at a price per share equal to 85% of the fair market value of a share of the Company's Common Stock on the last day of the offering period. The maximum number of shares that an employee may purchase in any offering period is 2,500 shares. Any employee who is customarily employed for at least 20 hours per week, and more than five months per calendar year and who is employed on or before the commencement date of an offering period is eligible to participate in the Purchase Plan.

                          iEntertainment Network, Inc.

The following table summarizes the ISO and PSO activity under the Company's 1995 and 1998 Stock Plans:

                                                                                                         Weighted-Average
                                                               Shares          Shares                        Exercise
                                                              Available       Available                      Price Per
                                                             for Grant -     for Grant -       Options         Share
                                                             1995 Plans      1998 Plans      Outstanding
                                                           --------------------------------------------------------------
Balances at December 31, 1999                                   232,416         80,420       3,753,794        $  1.95
   Options authorized for grant                                       -        500,000               -              -
   Options granted                                             (338,132)      (555,955)        894,087           1.76
   Options exercised                                                  -              -        (514,688)          1.28
   Options canceled                                             437,701        285,350        (723,051)          3.32
                                                           --------------------------------------------------------------
Balances at December 31, 2000                                   331,985        309,815       3,410,142           1.82
   Options granted                                              (90,000)    (1,000,000)      1,090,000           0.07
   Options canceled                                           1,054,013        936,434      (1,990,447)          2.06
                                                           --------------------------------------------------------------
Balances at December 31, 2001                                 1,295,998        246,249       2,509,695        $  0.89
                                                           ==============================================================


The following summarizes information about the Company's stock options outstanding at December 31, 2001:

                                             Options Outstanding                        Options Exercisable
                              -------------------------------------------------    ----------------------------
                                                   Weighted
                                                    Average        Weighted                          Weighted
                                                   Remaining        Average                          Average
                                   Number         Contractual      Exercise             Number       Exercise
  Range of Exercise Prices       Outstanding         Life            Price           Exercisable      Price
-------------------------------------------------------------------------------    ----------------------------
         $0.050-$0.050             1,000,000          4.97         $ 0.05                500,000      $0.05
         $0.250-$1.063               471,374          1.50           0.92                443,358       0.94
         $1.093-$1.093               700,321          3.00           1.09                659,071       1.09
         $1.125-$6.000               338,000          1.93           2.94                284,425       3.05
                              -------------------------------------------------    ----------------------------
                                   2,509,695          3.36         $ 0.89              1,886,854      $1.08
                              =================================================    ============================

                          iEntertainment Network, Inc.

9. Stock Options, Stock Plans and Warrants (continued)

The Company has adopted the disclosure-only provisions of SFAS 123. The fair value for each option was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                 Year ended December 31
                                                  2001             2000
                                              --------------- ------------
   Expected dividend yield                          0%                0%
   Risk-free interest rate                        3.7%              6.2%
   Expected volatility                            541%              185%
   Expected life (in years from vesting)          2.9               1.8

For purpose of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the vesting period. The grant date Black-Scholes weighted-average value of options was $0.06 and $1.58 per share for 2001 and 2000, respectively.

The following table shows pro forma net loss and net loss per share as if the fair value accounting method prescribed by SFAS 123 had been used to account for stock based compensation (in thousands, except per share data):


                                                                                    Year ended December 31
                                                                                   2001                2000
                                                                            ------------------- --------------------
   Net loss available to common stockholders as reported                      $      (1,889)    $        (5,623)
   Pro forma compensation expense                                                      (411)             (1,161)
                                                                            ------------------- --------------------
   Pro forma net loss                                                         $      (2,300)    $        (6,784)
                                                                            =================== ====================

   Net loss available to common stockholders per share:

     Historical                                                               $     (0.12)      $         (0.37)
     Pro forma (for SFAS 123 disclosure purposes)                             $     (0.14)      $         (0.44)


                          iEntertainment Network, Inc.

9. Stock Options, Stock Plans and Warrants (continued)

Common Stock Warrants

Warrants issued in connection with certain notes payable were recorded at their estimated fair value and an increase to additional paid in capital. The resulting debt discount was amortized to interest expense over the term of the related debt. Warrants issued to consultants and financial advisors are recorded at their estimated fair value and the related general and administrative expense is charged when the warrants are issued. During 2000, the Company issued warrants to purchase 25,000 shares of its common stock at the then fair value of $1.13 per share. The warrants were exercisable immediately and have a term of five years.

The following summarizes the activity of warrants:

                                               Warrants
                                             Outstanding
                                     ------------------------
Balance at December 31, 1999                  1,185,903
   Issued                                        25,000
                                     ------------------------
Balance at December 31, 2000                  1,210,903
   Expired                                      (78,998)
                                     ------------------------
Balance at December 31, 2001                  1,131,905
                                     ========================

All of the Company's outstanding warrants at December 31, 2001 were exercisable at prices ranging from $1.00 to $9.60 per share.

10. Common Stock Reserved for Future Issuance

The Company has reserved authorized shares of Common Stock for future issuance as follows at December 31, 2001:

   Outstanding incentive stock options                         2,509,695
   Possible future issuance under stock option plans           1,542,247
   Stock purchase warrants                                     1,131,905
   Possible future issuance under stock purchase agreement    10,000,000
   Future issuance under revised consulting agreement            937,500
                                                            --------------
                                                              16,121,347
                                                            ==============
                          iEntertainment Network, Inc.

11. Income Taxes

At December 31, 2001, the Company has a cumulative domestic federal net operating loss carryforward of approximately $34 million which begins to expire in the year 2011. State tax losses of approximately $34 million will begin to expire in 2011. The Company also has $980,000 of research credits to carryforward for use against future domestic federal income taxes. U.S. tax laws impose limitations on the use of net operating losses and credits following certain changes in ownership. If such a change occurs, the limitations could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at (in thousands):

                                                              December 31
                                                           2001         2000
                                                      --------------------------
    Deferred tax assets:
       Net operating loss carryforwards               $  13,239     $ 11,627
       Sales and accounts receivable reserves                68          462
       Accrued salaries                                      63          544
       Other reserves                                        32           60
       Accrued interest to related party                      8           74
       Depreciation                                           3           13
       Research and development credit carryforward         980          980
                                                      --------------------------
    Total deferred tax assets                            14,393       13,760

    Deferred tax liabilities:
       Accounting method change                              60           60
                                                      --------------------------
    Total deferred tax liabilities                           60           60

    Less:
       Valuation allowance                              (14,333)     (13,700)
                                                      --------------------------
    Total net deferred taxes                          $      -      $     -
                                                      ==========================

The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 2001 and 2000, based on management's evaluation of the criteria set forth in SFAS No. 109.

                          iEntertainment Network, Inc.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands, except percentages):


                                                       Year ended December 31             Year ended December 31
                                                       2001              2000             2001             2000
                                                  ---------------- ----------------- ---------------- ----------------
Income tax expense (benefit)                       $      (550)    $     (1,752)         (34.00%)         (34.00%)
State taxes, net of federal benefit                        (83)            (264)          (5.12%)          (5.12%)
Non-deductible items                                         -              152                -            2.94%
Change in valuation allowance                              633            1,864           39.12%           36.18%
Other                                                        -                -                -               -
                                                  ---------------- ----------------- ---------------- ----------------
Income tax expense (benefit)                       $         -     $          -                -               -
                                                  ================ ================= ================ ================

For financial reporting purposes, loss before income taxes and extraordinary items includes the following components (in thousands):

                                               December 31
                                          2001              2000
                                      ---------------------------------
    Pretax loss:
       United States                  $    (1,630)      $    (5,156)
       Foreign                                (16)                4
                                      ---------------------------------
                                      $    (1,646)      $    (5,152)
                                      =================================

Significant components of the provision for income tax expense (benefit) attributable to continuing operations are as follows (in thousands):

                                                December 31
                                           2001             2000
                                      --------------------------------
     Current:
        Federal                         $    -            $    -
        Foreign                            (41)               16
        State                                -                 -
                                      ---------------   --------------
     Total current expense (benefit)    $  (41)           $   16
                                      ===============   ==============
                          iEntertainment Network, Inc.

12. Retirement Plan

The Company has a qualified 401(k) Retirement Plan. The Plan covers substantially all of the Company's full-time employees. Effective November 20, 1996, the Plan requires six months of full-time service for an employee to be eligible to participate. Participants may contribute up to 15% of their compensation to the Plan, subject to the yearly maximums established by the Internal Revenue Service. Employer matching contributions are at the discretion of the Company's Board of Directors. There were no discretionary employer contributions made during the years ended December 31, 2001 and 2000.

13. Significant Customers

Revenues from one significant customer represented 29% or more of net revenues during 2000. Additionally, one customer comprised 60% of accounts receivable at December 31, 2001 and one customer comprised 49% of accounts receivable at December 31, 2000.

14. Geographic Information

In addition to domestic sales, the Company sells its products through its subsidiaries to international customers. These sales amounted to 1% and 7% of net revenues during the years ended December 31, 2001 and 2000, respectively.

The following table presents information related to the Company's operations by geographic location (in thousands):

                                             Year ended December 31

                                              2001              2000
                                        -----------------------------------
Net revenue:
   United States                          $    1,623         $    6,807
   Europe and other                                1                104
                                        -----------------------------------
                                          $    1,624         $    6,911
                                        ===================================

                                                   December 31

                                              2001              2000
                                        -----------------------------------
Long-lived assets, net:
   United States                          $      428         $      914
   United Kingdom and Germany                      -                  -
                                        -----------------------------------
                                          $      428         $      914
                                        ===================================
                          iEntertainment Network, Inc.

15. Subsequent Events

Since December 31, 2001, the Company has sold approximately 3,284,000 shares of its common stock in exchange for approximately $164,000 in cash to new investors under the terms of the Securities Purchase and Exchange Agreement dated December 18, 2001. Pursuant to the anti-dilution obligations under the Series D Preferred Stock Exchange Agreement, the Company issued approximately 364,000 shares of its common stock to certain shareholders.

In January 2002, the Company entered into a licensing arrangement with IamGame, Inc., a Company owned by the Chief Executive Officer of iEntertainment, Inc. (the "related entity") for the right to utilize a gaming system developed by that related entity. Under the terms of the arrangement, the Company has agreed to manage the related entity's gaming website for a fee. The costs associated with operating the website are the responsibility of the Company. The Company, further, has agreed to pay certain set fees and monthly royalties to the related entity under the license to use its gaming system and on advertising revenue from the related entity's website. The Company does not have the right to transfer the license, but it can terminate the arrangement at any time. The arrangement is subject to approval of the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Acts, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          iENTERTAINMENT NETWORK, INC.

Dated:  March 29, 2002                            By: /s/ Allan F. Kalbarczyk
                                                      -----------------------
                                                  Name:  Allan F. Kalbarczyk

                                                  Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                     TITLE                                   DATE
   /s/ J.W. Stealey             Chief Executive Officer (Principal Executive              March 29, 2002
 -----------------------          Officer) and Chairman of the Board
     J.W. Stealey

 /s/ Allan F. Kalbarczyk        Chief Financial Officer (Principal Financial              March 29, 2002
 -----------------------          Officer and Principal Accounting Officer)
   Allan F. Kalbarczyk

     /s/ Daniel R. Young          Director                                                March 29, 2002
 -----------------------
       Daniel R. Young

 /s/ W. Joseph McClelland         Director                                                March 29, 2002
 ------------------------
  W. Joseph McClelland

  /s/ David Kestel                Director                                                March 29, 2002
  --------------------
    David Kestel
