Form 10QSB
period 2002-03-31
IENTERTAINMENT NETWORK INC
filed 2002-05-15
CIK 1061915

                     U.S. Securities and Exchange Commission
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

Yes | X | No | |

As of May 9, 2002 there were 40,566,918 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| No | X |

                         IENTERTAINMENT NETWORK, Inc.

                         Form 10-QSB Quarterly Report

                                  INDEX

PART I                FINANCIAL INFORMATION                                PAGE

Item 1                Financial Statements                                    3

Item 2                Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                       13

PART II               OTHER INFORMATION                                      17

Item 1                Legal Proceedings                                      17

Item 2                Changes in Securities and Use of Proceeds              17

Item 3                Defaults Upon Senior Securities                        17

Item 4                Submission of Matters to a Vote of Security Holders    17

Item 5                Other Information                                      17

Item 6                Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                                   18

                 PART I.               FINANCIAL INFORMATION

                 ITEM 1.               FINANCIAL STATEMENTS

                         IENTERTAINMENT NETWORK, Inc.

                         Consolidated Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    March 31       December 31
                                                                                      2002            2001
                                                                                    UNAUDITED        AUDITED
                                                                                ----------------  -------------
Assets
Current assets:
   Cash                                                                              $      101      $   259
   Trade receivables, net of allowances of $27 and $82 at March 31,
      2002 and December 31, 2001, respectively                                              144          148
   Prepaid expenses and other                                                                72          114
                                                                                  ---------------    ---------
Total current assets                                                                        317          521

Property and equipment, net                                                                 410          428
Software development costs, net                                                             538          607
Other noncurrent assets                                                                      16           17
                                                                                  ---------------    ---------
Total assets                                                                         $    1,281     $  1,573
                                                                                  ================   =========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                             $      970     $   1,032
   Unearned revenue                                                                          29            35
   Current portion of capital lease obligations                                              33            32
                                                                                  ---------------    ---------
Total current liabilities                                                                 1,032         1,099
Capital lease obligations, less current portion                                               2            10
                                                                                  ---------------    ---------
Total liabilities                                                                         1,034         1,109

Stockholders' equity:
   Common stock, $.10 par value; 50,000,000 shares authorized; 33,480,514 and
   29,832,329 shares issued and outstanding at
   March 31, 2001 and December 31, 2001 respectively                                      3,348         2,983
   Additional paid-in capital                                                            42,409        42,612
   Accumulated deficit                                                                  (45,457)      (45,077)
   Accumulated other comprehensive loss                                                     (53)          (54)
                                                                                  ---------------    ---------
Total stockholders' equity                                                                  247           464
                                                                                  ---------------    ---------
Total liabilities and stockholders' equity                                           $    1,281       $ 1,573
                                                                                  ================   =========

See accompanying notes.

                         iEntertainment Network, Inc.

                    Consolidated Statements of Operations
               (In thousands, except share and per share data)

                                                                                     Three months ended March 31
                                                                                        2002               2001
                                                                                     UNAUDITED        UNAUDITED
                                                                                 ---------------   -------------
Net revenues:
   Online sales                                                                            230              257
   Advertising and other                                                                   133              314
   Royalties and licenses                                                                    4                3
                                                                                 ---------------   -------------
Total net revenues                                                                         367              574

Cost of revenues:
   Cost of products and services                                                            42               37
   Royalties and amortized software costs                                                   94               13
                                                                                 ---------------   -------------
Total cost of revenues                                                                     136               50
                                                                                 ---------------   -------------
Gross profit                                                                               231              524

Operating expenses:
   Sales and marketing                                                                      82              538
   Product development                                                                     228              263
   General and administrative                                                              303              272
   Reversal of accrued liabilities for prize points                                          -             (453)
                                                                                 ---------------   -------------
Total operating expenses                                                                   613              620
                                                                                 ---------------   -------------
Operating loss                                                                            (382)          (   96)

Other income                                                                                 -               19
                                                                                 ---------------   -------------
Net loss                                                                                  (382)          (   77)

Accretion of Series D Convertible Preferred Stock                                            -           (   74)
                                                                                 ---------------   -------------
Net loss available to common stockholders                                         $       (382)    $     (  151)
                                                                                 ===============   =============

Basic and diluted loss per share:
                                                                                 ---------------   -------------
   Net loss per share                                                             $     (0.01)     $      (0.01)
                                                                                 ===============   =============
Weighted average shares used in computing basic and diluted loss per share
                                                                                    31,241,812       15,914,311
                                                                                 ===============   =============

                         iEntertainment Network, Inc.

                     Consolidated Statements of Cash Flows
                                (In Thousands)

                                                                                    Three months ended March 31
                                                                                      2002              2001
                                                                                   Unaudited         Unaudited
                                                                                ----------------   -------------
Operating activities
Net loss                                                                          $       (382)    $        (77)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                          63              119
     Amortization of capitalized software development costs                                 69               12
     Reversal of accrued liability for prize points                                          -             (343)
     Changes in operating assets and liabilities:
       Trade receivables                                                                     4              563
       Prepaid expenses and other assets                                                    42                9
       Accounts payable and accrued expenses                                               (62)              90
       Unearned Revenues                                                                   ( 6)               -
                                                                                 ----------------   -------------
Net cash(used in)provided by operating activities                                         (272)             373

Investing activities
Purchase of property and equipment                                                        ( 44)            (142)
Capitalized software development costs                                                       -             (167)
                                                                                ----------------   -------------
Net cash used in investing activities                                                     ( 44)            (309)

Financing activities
Proceeds from issuance of common stock                                                     164                -
Payments on capital lease obligations                                                     (  7)             (13)
                                                                                ----------------   -------------
Net cash provided by (used in) financing activities                                        157              (13)

Effect of currency exchange rate changes on cash                                             1                3
Net (decrease) increase in cash                                                           (158)              54
Cash at beginning of period                                                                259              437
                                                                                 --------------    -------------

Cash at end of period                                                             $        101     $        491
                                                                                 ==============    =============

Supplemental disclosure of cash flow information
Cash paid for interest                                                            $          1     $         58

Noncash investing and financing activities
Issuance of common stock pursuant to the anti-dilution obligations
 under the Series D Preferred Stock Exchange Agreement                            $         36     $          -

See accompanying notes.

                         iEntertainment Network, Inc.
                  Notes to Consolidated Financial Statements

(INFORMATION AS OF MARCH 31, 2002 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 IS UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

DISPOSITION OF CD-ROM ASSETS

In connection with the Company's June 1999 disposition of its CD-ROM assets, management decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at March 31, 2002 and December 31, 2001 was $114,000 and $124,000, respectively, and is reflected as accounts payable and accrued expenses in the consolidated balance sheets.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iMagicOnline Corporation, Interactive Magic Ltd. and Interactive Magic GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         iEntertainment Network, Inc.
            Notes to Consolidated Financial Statements (continued)

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

Information related to net capitalized software development costs is as follows (in thousands):

                                             March 31        December 31
                                               2002             2001
                                        ----------------   ---------------

Balance at beginning of period              $     607         $     658
 Capitalized                                        -               167
 Amortized                                        (69)             (218)
                                        ----------------  ----------------
Balance at end of period                    $     538         $     607
                                        ================   ===============

REVENUE RECOGNITION

Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

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

The accounts receivable allowance at March 31, 2002 and December 31, 2001 includes a reserve for doubtful accounts which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

                         iEntertainment Network, Inc.
            Notes to Consolidated Financial Statements (continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

The following chart details the Company's comprehensive loss for the periods presented:

                                                  Three months ended March 31
                                                    2002                2001
                                                 ---------           ---------

Net Loss                                          $(382)            $   (77)
Other comprehensive income - foreign currency
translation adjustment                                1                   3
                                                 --------           ----------

Comprehensive loss                                $(381)            $  ( 74)
                                                 ========           ==========

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include provisions for doubtful accounts, sales returns and allowances and estimates regarding the recoverability of capitalized software development costs. Actual results could differ from those estimates.

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

Had the Company been in a net income position, diluted earnings per share would have been presented and would have included potential common shares related to outstanding options and warrants. The diluted earnings per share computation is not included, as all potential common shares are anti-dilutive.

                         iEntertainment Network, Inc.
            Notes to Consolidated Financial Statements (continued)

2. STOCKHOLDERS' EQUITY

RECAPITALIZATION - 2001

During December 2001, the Company completed several financing transactions to eliminate certain obligations and to improve its financial position:

   . The Company and its then Chairman of the Board of Directors agreed to terminate the consulting agreement between the parties in exchange for newly issued shares of the Company's common stock. The Company was released from $46,875 of its debt under the consulting agreement in exchange for 937,500 shares of its common stock. The $46,875 balance of the liability is to be settled on the one-year anniversary of the termination agreement through a further issuance of common stock valued at the trading price of the Company's common stock on that date.

   . The Company issued 10,000,000 shares of common stock to certain stockholders under the terms of the Securities Purchase and Exchange Agreement in exchange for $300,000 in cash and 3,910.844 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock repurchased was immediately retired.

   . The Company issued 2,980,518 shares of common stock to certain stockholders under the terms of the Series D Preferred Stock Exchange Agreement in exchange for 1,000 shares outstanding of its Series D Preferred Stock. The Series D Preferred Stock was immediately retired. The agreement contains certain anti-dilution repurchased rights for the shareholders in the repurchase transaction. Terms of the antidilution provision include rights related to the issuance of the first $203,125 of common stock following the execution of the Stock Exchange Agreement.

The Company incurred approximately $30,000 of legal fees related to these transactions. These fees were recorded as a reduction to additional paid-in capital.

During the quarter ended March 31, 2002, the Company issued an additional 3,284,000 shares of its common stock in exchange for approximately $164,000 in cash to new investors pursuant to the exercise of the option terms of the Securities Purchase and Exchange Agreement dated December 18, 2001. Pursuant to the Company's anti-dilution obligations under the Series D Preferred Stock Exchange Agreement, the Company issued approximately 364,000 shares of its common stock to certain shareholders.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                         March 31
                                                                    2002              2001
                                                            ------------------------------------
Equipment                                                      $     741            $     824
Furniture and fixtures                                                46                   75
Software                                                             518                  826
                                                            ------------------------------------
                                                                   1,305                1,725
Less accumulated depreciation and amortization                      (895)                (788)
                                                            ------------------------------------
                                                               $     410            $     937
                                                            ====================================

Depreciation expense for the three month periods ended March 31, 2002 and 2001, respectively, was $62,000 and $118,000, including amortization of equipment leased under capital leases of $7,000 and $14,000, respectively.

                          iEntertainment Network, Inc.
            Notes to Consolidated Financial Statements (continued)

4. STOCK OPTIONS AND WARRANTS

The following summarizes the Company's stock option and warrant activity:

                                                                                         Weighted-
                                           Shares          Shares                         Average
                                          Available       Available                      Exercise
                                         for Grant -     for Grant -       Options       Price Per
                                         1995 Plans      1998 Plans      Outstanding       Share
                                       --------------  ---------------  --------------  --------------
Balances at December 31, 2001            1,295,998         246,249       2,509,695          $0.89
   Options granted                      (1,285,000)        (50,000)      1,335,000          $0.08
   Options canceled                            -             5,000          (5,000)         $1.94
                                       --------------  --------------  ---------------  --------------
Balances at March 31, 2002                  10,998         201,249       3,839,695          $0.61
                                       ==============  ==============  ===============  ==============

At March 31, 2002, the Company had 1,893,397 vested options outstanding exercisable at exercise prices ranging from $0.05 - $6.00 per share.

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

The Company had 1,131,905 common stock warrants outstanding at March 31, 2002 and December 31, 2001, all of which were exercisable at prices ranging from $1.00 to $9.60 per share. Terms of the Warrants range from three to ten years.

5. ACCRUED LIABILITY FOR PRIZE POINTS

The Company operates a prize point system for the users of its online games. In 2000, prize points were redeemable for cash and other prizes. The Company recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed. At December 31, 2000, the Company also recorded a liability in accounts payable for redeemed but unpaid prize points of $112,000. In 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points to be used by customers to enter prize drawings. Due to the change in its prize point system, Management has determined that the Company no longer has prize point obligations as previously recorded in the December 31, 2000 balance sheets. Accordingly, the accrued liability of $343,000 and the payable of $112,000 have been reversed and were netted against Sales and Marketing operating expenses in the Consolidated Statements of Operations for the quarter ended March 31, 2001.

Following the Company's restructuring of its prize point system in early 2001, three individuals filed complaints with the Consumer Protection Division of the Office of the Attorney General for the State of North Carolina with respect to prize points that they intended to redeem for cash prizes. The Attorney General's office also has asserted that the Company's operation of the game of "Bingo," which the Company allows users to play for free, violates North Carolina's gambling statutes. Management, after consultation with counsel, does not believe that the Company has violated such statutes, which, as interpreted by North Carolina's Attorney General's office, would cause free Bingo games operated by many companies to be in violation. In order to avoid costly litigation, however, the Company negotiated and paid a settlement in the amount of $25,000 regarding these claims. This settlement does not bar individual consumer claims or claims of violations of other states' gaming regulations. Consequently, there can be no assurance that similar claims will not be made against the Company in the future.

                         iEntertainment Network, Inc.
            Notes to Consolidated Financial Statements (continued)

5. ACCRUED LIABILITY FOR PRIZE POINTS (CONTINUED)

In order to aide in the resolution of its dispute with the Office of the Attorney General of North Carolina, the Company changed the operations of its "Bingo" game to again allow prize points to be directly redeemable for cash. The total value of any single award is statutorily limited. Players are notified of their eligibility to redeem accumulated prize points for cash awards. Unredeemed awards expire after one month. The Company recorded an accrued liability of $4,000 and $7,000 in accounts payable and accrued expenses on its March 31, 2002 and December 31, 2001 balance sheets, respectively, based on management's best estimate of prize points that have not been redeemed.

6. LEASES

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2004. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (in thousands):

                                                         March 31
                                                  2002              2001
                                            -----------------------------------

Leased equipment                                $    186          $    205
Leased furniture and fixtures                          -                 -
                                            -----------------------------------
                                                     186               205
Less:  accumulated amortization                     (146)             (120)
                                            -----------------------------------
                                                $     40          $     85
                                            ===================================

The following is a schedule of future minimum lease payments for capital and operating leases for the years ending December 31 (in thousands):

                                                                            Capital           Operating
                                                                            Leases              Leases
                                                                      ---------------------------------------
2002                                                                       $    35             $    51
2003                                                                            11                  51
2004                                                                             -                  13
                                                                      ---------------------------------------
Total future minimum lease payments                                             46             $   115
                                                                                          ===================
Less: amounts representing interest                                             (4)
                                                                      --------------------
Present value of future minimum lease payments                                  42
Less: current portion                                                          (32)
                                                                      --------------------
                                                                           $    10
                                                                      ====================

Total rent expense incurred was approximately $20,000 and $50,000 for the three month period ended December 31, 2002 and 2001, respectively.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)

7. RELATED PARTY TRANSACTIONS

In January 2002, the Company entered into a licensing arrangement with IamGame, Inc. (the "related entity"), a company owned by the Chief Executive Officer of iEntertainment Network, Inc. for the right to utilize a gaming system developed by that related entity. Under the terms of the arrangement, the Company has agreed to manage the related entity's gaming website for a fee. The costs associated with operating the website are the responsibility of the Company. The Company has agreed to pay certain set fees and monthly royalties to the related entity under the license to use its gaming system and on advertising revenue generated from the related entity's website. During the quarter ended March 31, 2002, the Company recognized $54,000 in advertising and subscription revenues, $40,000 in direct costs associated with operating the IamGame website and $45,000 in set-up fees and royalty expense under the agreement. The Company does not have the right to transfer the license, but it can terminate the arrangement at any time. The arrangement is subject to approval of the Board of Directors.

8. SUBSEQUENT EVENTS

In April 2002, the Company sold 7,000,000 shares of its common stock in exchange for $350,000 in cash to new investors pursuant to the exercise of the the option terms of the Securities Purchase and Exchange Agreement dated December 18, 2001. Pursuant to the anti-dilution obligations under the Series D Preferred Stock Exchange Agreement, the Company issued approximately 86,000 shares of its common stock to certain shareholders.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Cautionary Statement" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

The Company is a developer and publisher of Internet and online games, and an operator of online game services. The Company develops and publishes proprietary online multi-player games, and through its Internet distribution infrastructure offers online gamers a variety of free, subscription and pay-for-play games and services, including simulation, parlor, strategy, role playing and action games.

The percentages and dollar amounts in the following discussions have generally been rounded to aid presentation. As a result, all such figures are approximations.

NET REVENUES

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

The Company recognizes Internet advertising revenue generated through third-party agency representation on a net basis, after deduction of agency commission expense. The recognition of revenue in this manner is consistent with the actual cash received. The Company derived 0% and 24% of its advertising revenue from reciprocal advertising arrangements, or "barter" during the three month periods ended March 31, 2002 and 2001, respectively. The Company does not expect that barter will account for any significant portion of its revenues in the foreseeable future.

The online revenues are generated primarily from pay-for-play usage for WarBirds(TM), the Company's award winning World War II air combat simulation game. Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance. Additionally, in the first quarter of 2002 the Company began offering subscription-based Bingo which accounted for 10% of online revenues. Revenue from subscription-based Bingo is recognized when earned. Payments are received in advance.

Net revenues decreased by 36% to $0.4 million for the three months ended March 31, 2002 from $0.6 million for the three months ended March 31, 2001.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the changes in the components of revenue from 2001 to 2002:

                                                       Three Months ended
                                                             March 31
                                                              ($000)
                                                       -----------------

Revenue for the period in 2001                              $   574
Increase / (Decrease) in Advertising                           (181)
Increase / (Decrease) in Pay-for-Play Revenue                   (27)
Increase / (Decrease) in Royalty & Licensing                      1
                                                           ---------

Revenue for the period in 2002                               $  367
                                                           =========

Advertising revenues decreased 58% from the three month period ending March 31, 2001 to the three month period ending March 31, 2002. The decrease is due primarily to a 50% decline in advertising impressions served over the periods.

Pay-for-Play revenue decreased in the three month period ending March 31, 2002 from the three month period ending March 31, 2001, primarily due to a decrease in the Game's player base.

COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues in the three month period ending March 31, 2002 increased to $136,000 from $ 50,000 in the three month period ending March 31, 2001 This increase was due primarily to the amortized software costs as the Company released WarBirds III into paid production.

OPERATING EXPENSES

Operating expenses decreased by 1% to $.6 million for the three months ended March 31, 2002 from $.6 million for the three months ended March 31, 2001.

The following table summarizes the changes in the components of operating expenses from 2001 to 2002:

                                                      Three Months
                                                     ended March 31
                                                          ($000)
                                                     --------------

Operating Expenses for the period in 2001                $   620

Increase/ (Decrease) in Sales and Marketing                 (456)
Increase/ (Decrease) in Product Development                 ( 35)
Increase/ (Decrease) in General and Administrative            31
Increase/ (Decrease) in Reversal of accrued
  liabilities for prize points                               453
                                                     ------------
Operating Expenses for the period in 2002                 $  613
                                                     ============

                          IENTERTAINMENT NETWORK, Inc.

SALES AND MARKETING

Sales and marketing expenses decreased 85% to $82,000 for the three months ended March 31, 2002 from $538,000 for the three months ended March 31, 2001. Beginning with the first quarter of 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points were converted to chance points to be used to enter fixed-value prize drawings. Accordingly, the associated accrued liability related to unredeemed prize points and the payable related to redeemed, but unpaid, prize points were reversed against operating expenses in the quarter ending March 31, 2001. These decreases in the three months ended March 31, 2002 were due primarily to the reduction of costs associated with customer incentives ($0.2 million), the elimination of expenses related to marketing agreements with Internet Service Providers ($0.2 million) and those expenses related to barter advertising ($0.1 million).

PRODUCT DEVELOPMENT

Product development expenses decreased 13% to $228,000 for the three month period ended March 31, 2002 from $263,000 for the three months ended March 31, 2001 due to a combination of factors including the decrease in staffing costs and the decrease in corporate overhead related to the department.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 11% to 303,000 for the three month period ended March 31, 2002 from $272,000 for the three months ended March 31, 2001. Savings in personnel and facilities costs were offset by increases in insurance costs and the absence in the quarter of any debt recoveries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash of $101,000. The following is a condensed table of cash on hand and major cash flow items:

Cash on hand, December 31, 2001                                 $   259
Net loss                                                           (382)
Add: non-cash charges and expenses                                  132
Changes in working capital                                          (22)
                                                                --------

Net Cash (Used)in Operation                                        (272)
Net Cash provided by investing and financing activities             113
Effect of exchange rates on cash and cash equivalents                 1
                                                                --------
Net change in cash and cash equivalents                            (158)
                                                                --------

Cash on hand, March 31, 2002                                    $   101
                                                                ========

                          IENTERTAINMENT NETWORK, Inc.

The Company used $0.6 million more net cash in operating activities during the first three months of 2002 compared with the three month period ended March 31, 2002. This increase was primarily due to the change of the business following the Company's restructuring during the fourth quarter of fiscal 2000 especially with respect to the substantial decrease in accounts receivable available for collection during the periods. Cash generated from the collection of receivables declined $0.6 million during the first three months of 2002 compared with the same period in 2001.

The Company's success is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management expects to be able to attract additional capital, if needed, for its online operations. However, there can be no assurance that management's plans will be executed as anticipated. In April 2002, the Company raised gross proceeds of $350,000 through the private placement of 7,000,000 shares of common stock to one accredited investor at $0.05 per share.

Unless and until its online revenue stream matures, the Company recognizes that it may not have sufficient cash resources to fund its operations through the end of 2002. The Company might not be able to close on any financing transaction necessary to fund ongoing operations. The Company does not have any current arrangements or commitments for any future financing. The Company might be required to obtain financing on terms that are not favorable to it and its shareholders. The Company received a going concern qualification on its December 31, 2001 audited financial statements.

If the Company is unable to obtain additional financing when needed, it may be required to shutdown, delay or scale back product development and marketing programs in order to meet its short-term cash requirements, which could have a material adverse effect on its business, financial condition and results of operations.

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

Statements contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, its expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others: we have incurred significant operating losses and we cannot predict whether we will become profitable; we have changed our business focus and we may not be successful operating a new business; we have significant capital requirements, and if we do not obtain sufficient additional funds our ability to grow may be limited; our growth strategy, including acquisitions, may not succeed and may adversely effect our financial condition, results of operations and cash flows; if we are unable to introduce new products and incorporate rapidly developing technologies into our products, our business may be adversely affected; we depend on the continued growth in use of the Internet; intense competition may adversely affect our operating results; and other risks. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances upon which any forward-looking statement is based.

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

                         IENTERTAINMENT NETWORK, Inc.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance. We record advertising revenues in the period the advertising impressions are delivered to customers. We record advertising revenues net of related administrative fees as reported by its outside advertising vendors. We recorded barter revenue and expense under the criteria established by the Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions."

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2002 through March 31, 2002, the Company sold the following unregistered securities: (1) options to purchase 50,000 shares of common stock to a contractor for services priced at market value on the date of issuance; (2) 364,185 shares of common stockto one accredited investor pursuant to the anti-dilution obligations under the Series D Preferred Stock Exchange Agreement; and (3) 3,284,000 shares of common stock for total cash of $164,200 at $0.05 per share to a total of seven accredited investors. The Company used the proceeds of the sale for general working capital requirements.

Items (1) through (4) were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipient of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in the transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

None

                          IENTERTAINMENT NETWORK, Inc.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IENTERTAINMENT NETWORK, INC.

                                                  By: /s/ J. W. Stealey

                                                  ------------------------
                                                  J. W. Stealey
                                                  Chief Executive Officer

                                                  By: /s/ Allan Kalbarczyk

                                                  ------------------------
                                                  Allan Kalbarczyk
                                                  Chief Accounting Officer

         Date: May 15, 2002