Form 10QSB
period 2002-06-30
IENTERTAINMENT NETWORK INC
filed 2002-08-14
CIK 1061915

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes [X]  No [_]

As of August 8, 2002 there were 40,566,918 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [_]  No [X]

               IENTERTAINMENT NETWORK, Inc.

               Form 10-QSB Quarterly Report

                           INDEX

PART I          FINANCIAL INFORMATION                                PAGE
Item 1          Financial Statements                                    3

Item 2          Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       13

PART II         OTHER INFORMATION                                      18

Item 1          Legal Proceedings                                      18

Item 2          Changes in Securities and Use of Proceeds              18

Item 3          Defaults Upon Senior Securities                        18

Item 4          Submission of Matters to a Vote of Security Holders    18

Item 5          Other Information                                      18

Item 6          Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                             19

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                          iEntertainment Network, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             June 30     December 31
                                                                               2002         2001
                                                                          -----------------------------
                                                                            UNAUDITED
Assets
Current assets:
   Cash and cash equivalents                                                $      111     $      259
   Trade receivables, net of allowances of $37 and $82 at
      June 30, 2002 and December 31, 2001, respectively                            206            148
   Prepaid expenses and other                                                       45            114
                                                                          ---------------------------
Total current assets                                                               362            521

Property and equipment, net                                                        347            428
Software development costs, net                                                    470            607
Other noncurrent assets                                                             16             17
                                                                          ---------------------------
Total assets                                                                $    1,195     $    1,573
                                                                          ===========================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                    $      843     $    1,032
   Unearned revenue                                                                127             35
   Current portion of capital lease obligations                                     26             32
                                                                          ---------------------------
Total current liabilities                                                          996          1,099

Capital lease obligations, less current portion                                      -             10
                                                                          ---------------------------
Total liabilities                                                                  996          1,109

Stockholders' equity:
   Common stock, $.10 par value; 50,000,000 shares authorized;
      40,566,918 and 29,832,329 shares issued and outstanding at
      June 30, 2002 and December 31, 2001, respectively                          4,057          2,983
   Additional paid-in capital                                                   42,053         42,612
   Accumulated deficit                                                         (45,859)       (45,077)
   Accumulated other comprehensive loss                                            (52)           (54)
                                                                          ===========================
Total stockholders' equity                                                         199            464
                                                                          ---------------------------
Total liabilities and stockholders' equity                                  $    1,195     $    1,573
                                                                          ===========================

See accompanying notes.

                          iEntertainment Network, Inc.

                            Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                             Three months ended           Six months ended
                                                           June 30       June 30       June 30       June 30
                                                            2002           2001          2002          2001
                                                        ------------------------------------------------------
                                                           Unaudited    Unaudited    Unaudited       Unaudited
Net revenues:

   Online sales                                                 218          280           448             537
   Advertising and other                                        146          144           279             458
   Royalties and licenses                                         -           18             4              21
                                                        ------------------------------------------------------
Total net revenues                                              364          442           731           1,016

Cost of revenues:
   Cost of products and services                                 30           59            72              96
   Royalties and amortized software costs                       101           69           195              82
                                                        ------------------------------------------------------
Total cost of revenues                                          131          128           267             178
                                                        ------------------------------------------------------
Gross profit                                                    233          314           464             838

Operating expenses:
   Sales and marketing                                           99          191           181             729
   Product development                                          326          397           554             660
   General and administrative                                   222          233           525             505

   Reversal of accrued liabilities for
     prize points                                                 -            6             -            (447)
                                                        ------------------------------------------------------
  Total operating expenses                                      647          827         1,260           1,447
                                                        ------------------------------------------------------
 Operating loss                                                (414)        (513)         (796)           (609)

Other (income) expense:
   Interest expense                                               1            -             2               -
   Other income                                                 (15)         (52)          (16)            (71)
                                                        ------------------------------------------------------
Total other income                                              (14)         (52)          (14)            (71)
                                                        ------------------------------------------------------
 Loss before income taxes                                      (400)        (461)         (782)           (538)
Income tax expense                                                -            -             -               -
                                                        ------------------------------------------------------
 Net loss                                                      (400)        (461)         (782)           (538)
Accretion of Series D Convertible
     Preferred Stock                                              -          (73)            -            (147)
                                                        ------------------------------------------------------
 Net loss available to common stockholders              $      (400) $      (534)  $      (782)    $      (685)
                                                        ======================================================

Basic and diluted loss per share:
   Net loss per share                                   $     (0.01) $     (0.03)  $     (0.02)    $     (0.04)
Weighted average shares used in
    computing basic and diluted loss per                 40,489,045   15,914,311    35,925,462      15,914,311
    share

                          iEntertainment Network, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                      Six months ended June 30
                                                                        2002            2001
                                                                  ------------------------------
                                                                     Unaudited        Unaudited
Operating activities

Net loss                                                           $      (782)     $      (538)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                         131              270
     Amortization of capitalized software development costs                137               81
     Write-off of accrued liability for prize points                         -             (447)
     Changes in operating assets and liabilities:
       Trade receivables                                                   (58)             642
       Prepaid expenses net and other assets                                69                5
       Accounts payable and accrued expenses                              (189)             225
       Unearned revenue                                                     92                -
                                                                  ------------------------------
Net cash (used in) provided by operating activities                       (600)             238

Investing activities
Purchase of property and equipment                                         (49)            (142)
Capitalized software development costs                                       -             (167)
                                                                  ------------------------------
Net cash used in investing activities                                      (49)            (309)

Financing activities
Proceeds from issuance of common stock                                     515                -

Payments on capital lease obligations                                      (16)             (18)
                                                                  ------------------------------
Net cash provided by (used in) financing activities                        499              (18)

Effect of currency exchange rate changes on cash and cash
  equivalents                                                                2                4
                                                                  ------------------------------
Net decrease in cash and cash equivalents                                 (148)             (85)
Cash at beginning of period                                                259              437
                                                                  ------------------------------
Cash at end of period                                              $       111      $       352
                                                                  ==============================

                          iEntertainment Network, Inc.

                   Notes to Consolidated Financial Statements

(INFORMATION AS OF JUNE 30, 2002 AND FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 IS UNAUDITED)

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

Disposition of CD-ROM Assets

In connection with the Company's June 1999 disposition of its CD-ROM assets, management decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at June 30, 2002 and December 31, 2001 was $114,000 and $124,000, respectively, and is reflected as accounts payable and accrued expenses in the consolidated balance sheets.

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

1. Description of Business and Significant Accounting Policies (continued)

Software Development Costs (continued)

Information related to net capitalized software development costs is as follows (in thousands):

                                                  June 30        December 31
                                                   2002             2001
                                                ----------       -----------

     Balance at beginning of period              $     607         $     658
      Capitalized                                        -               167
      Amortized                                       (137)             (218)
                                                ----------       -----------

     Balance at end of period                    $     470         $     607
                                                ==========       ===========

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

The accounts receivable allowance at June 30, 2002 and December 31, 2001 includes a reserve for doubtful accounts which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

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

The following chart details the Company's comprehensive loss for the periods presented:

                                                  Three months ended      Six months ended
                                                       June 30                June 30
                                                  2002         2001       2002       2001
                                                ------------------------------------------
   Net Loss                                      $(400)       $(461)     $(782)     $(538)
  Other comprehensive income - foreign
  currency translation adjustment                    1            1          2          4
                                                ------------------------------------------
  Comprehensive loss                             $(399)       $(460)     $(780)     $(534)
                                                ==========================================

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

                          iEntertainment Network, Inc.

2. Stockholders' Equity (continued)

Recapitalization - 2001 (continued)

  The Company issued 2,980,518 shares of common stock to certain stockholders under the terms of the Series D Preferred Stock Exchange Agreement in exchange for 1,000 shares outstanding of its Series D Preferred Stock. The Series D Preferred Stock was immediately retired. The agreement contains certain anti-dilution rights for the shareholders in the repurchase transaction. Terms of the antidilution provision include rights related to the issuance of the first $203,125 of common stock following the execution of the Stock Exchange Agreement.

The Company incurred approximately $30,000 of legal fees related to these transactions. These fees were recorded as a reduction to additional paid-in capital.

During the six months ended June 30, 2002, the Company issued 10,284,000 shares of its common stock in exchange for approximately $515,000 in cash to new investors pursuant to the exercise of the option terms of the Securities Purchase and Exchange Agreement dated December 18, 2001. Pursuant to the Company's anti-dilution obligations under the Series D Preferred Stock Exchange Agreement, the Company issued approximately 451,000shares of its common stock to certain shareholders.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

                                                                      June 30   December 31
                                                                       2002         2001
                                                                  --------------------------
                                                                     Unaudited
           Equipment                                               $    745       $    737
           Furniture and fixtures                                        46             46
           Software                                                     518            477
                                                                   -------------------------
                                                                      1,309          1,260
           Less accumulated depreciation and amortization              (962)          (832)
                                                                   -------------------------
                                                                    $   347       $    428
                                                                   =========================

Depreciation expense for the three-month periods ended June 30, 2002 and 2001, respectively, was $67,000 and $152,000, including amortization of equipment leased under capital leases of $7,000 and $12,000, respectively. Depreciation expense for the six-month periods ended June 30, 2002 and 2001, respectively, was $130,000 and $270,000, including amortization of equipment leased under capital leases of $14,000 and $26,000, respectively.

4. Stock Options and Warrants

           The following summarizes the Company's stock option activity:

                                                                                                      Weighted-
                                                          Shares         Shares                       Average
                                                         Available      Available                    Exercise
                                                        for Grant -    for Grant -      Options      Price Per
                                                        1995 Plans     1998 Plans     Outstanding      Share
                                                      -------------- --------------  -------------  ------------
               Balances at December 31, 2001             1,295,998        246,249      2,509,695         $0.89
                  Options granted                       (1,285,000)       (50,000)     1,335,000         $0.08
                  Options canceled                               -        538,333       (538,333)        $1.10
                                                      -------------- -------------- --------------  ------------
               Balances at June 30, 2002                    10,998        734,582      3,306,362         $0.53
                                                      ============== ============== ==============  ============

                          iEntertainment Network, Inc.

At June 30, 2002, the Company had 1,372,603 vested options outstanding exercisable at exercise prices ranging from $0.05 - $6.00 per share.

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

The Company had 1,131,905 common stock warrants outstanding at June 30, 2002 and December 31, 2001, all of which were exercisable at prices ranging from $1.00 to $9.60 per share. Terms of the Warrants range from three to ten years.

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

In order to aide in the resolution of its dispute with the Office of the Attorney General of North Carolina, the Company changed the operations of its "Bingo" game to again allow prize points to be directly redeemable for cash. The total value of any single award is statutorily limited. Players are notified of their eligibility to redeem accumulated prize points for cash awards. Unredeemed awards expire after one month. The Company recorded an accrued liability of $7,000 in accounts payable and accrued expenses on its June 30, 2002 and December 31, 2001 balance sheets based on management's best estimate of prize points that have not been redeemed.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)

6. Leases

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2004. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (in thousands):

                                                               June 30     December 31
                                                                2002           2001
                                                            ----------------------------
   Leased equipment                                           $    186       $    188
   Leased furniture and fixtures                                     -              -
                                                            ----------------------------
                                                                   186            188
   Less:  accumulated amortization                                (153)          (139)
                                                            ----------------------------
                                                              $     33       $     49
                                                            ============================

   The following is a schedule of future minimum lease payments for capital and operating leases for the years ending December 31 (in thousands):

                                                               Capital        Operating
                                                               Leases           Leases
                                                            -----------------------------
     2002                                                     $    35          $    51
     2003                                                          11               51
     2004                                                           -               13
                                                            -----------------------------
     Total future minimum lease payments                           46          $   115
                                                                             ============
      Less: amounts representing interest                          (4)
                                                            --------------
     Present value of future minimum lease payments                42
     Less: current portion                                        (32)
                                                            --------------
                                                               $   10
                                                            ==============

Total rent expense incurred was approximately $19,000 and $0 for the three month periods ended June 30, 2002 and 2001, respectively, and approximately $39,000 and $49,000 for the six month periods then ended.

7. Related Party Transactions

In January 2002, the Company entered into a licensing arrangement with IamGame, Inc. (the "related entity"), a company owned by the Chief Executive Officer of iEntertainment Network, Inc. for the right to utilize a gaming system developed by that related entity. Under the terms of the arrangement, the Company has agreed to manage the related entity's gaming website for a fee. The costs associated with operating the website are the responsibility of the Company. The Company has agreed to pay certain set fees and monthly royalties to the related entity under the license to use its gaming system and on advertising revenue generated from the related entity's website. During the six months ended June 30, 2002, the Company recognized $109,000 in advertising and subscription revenues, $63,000 in direct costs associated with operating the IamGame website and $73,000 in set-up fees and royalty expense under the agreement. The Company does not have the right to transfer the license, but it can terminate the arrangement at any time.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)


8. Significant Customers

Three customers comprised 72% of accounts receivable at June 30, 2002 and one customer comprised 60% of accounts receivable at December 31, 2001.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

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

The Company recognizes Internet advertising revenue generated through third-party agency representation on a net basis, after deduction of agency commission expense. The recognition of revenue in this manner is consistent with the actual cash received. The Company derived 17% and 20% of its advertising revenue from reciprocal advertising arrangements, or "barter" during the three- and six-month periods ended June 30, 2001, respectively, and none during the three- and six-month respective periods ended June 30, 2002. The Company does not expect that barter will account for any significant portion of its revenues in the foreseeable future.

The online revenues are generated primarily from pay-for-play usage for WarBirds(TM), the Company's award winning World War II air combat simulation game. Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance. Additionally, in the first quarter of 2002 the Company began offering subscription-based Bingo which accounted for 11% and 10% of online revenues in the three and six month periods ended June 30, 2002, respectively. Revenue from subscription-based Bingo is recognized when earned. Payments are received in advance.

Net revenues decreased by 18% to $364,000 for the three months ended June 30, 2002 from $442,000 for the three months ended June 30, 2001. Net revenues decreased by 28% to $731,000 for the six months ended June 30, 2002 from $1,016,000 for the six months ended June 30, 2001.

                          IENTERTAINMENT NETWORK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the changes in the components of revenue from 2001 to 2002:

                                                                                  Three months         Six months
                                                                                  ended June 30       ended June 30
                                                                                      ($000)             ($000)
                                                                                 -----------------------------------
         Revenue for the period in 2001                                              $   442             $  1,016
         Increase / (Decrease) in Advertising and Other Revenue                            2                 (178)
         Increase / (Decrease) in Pay for Play Revenue                                   (62)                 (89)
         Increase / (Decrease) in Royalty & Licensing                                    (18)                 (18)
                                                                                 -----------------------------------
         Revenue for the period in 2002                                              $   364             $    731
                                                                                 ===================================

Advertising revenues decreased 39% from the six-month period ended June 30, 2001 to the six-month period ended June 30, 2002. The decrease is due primarily to a 50% decline in advertising impressions served over the periods. Advertising revenues increased 1% from the three-month period ended June 30, 2001 to the three-month period ended June 30, 2002. The increase is due primarily to the Company's use of more aggressive, higher-value advertising formats and to a general improvement in advertising rates.

Pay-for-Play revenue decreased 22% to $218,000 for the three months ended June 30, 2002 from $280,000 for the three months ended June 30, 2001 and decreased 17% to $448,000 for the six months ended June 30, 2002 from $537,000 for the six months ended June 30, 2001. Pay-for-Play revenue related to the Company's WarBirds(TM) product decreased 27% for the three months ended June 30, 2002 from the prior year's comparable period and decreased 22% for the six months ended June 30, 2002 from the prior year's comparable period, primarily due to a decrease in the Game's player base. The balance of the change in both the three- and six-month periods is primarily attributable to the introduction during the first quarter of 2002 of subscription-based Bingo.

COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues remained constant between the three-month period ended June 30, 2002 and the comparable period in 2001. Decreases in the cost of internet access was offset by additional costs associated with the royalties due to a related party. Cost of revenues increased 50% to $267,000 in the six-month period ended June 30, 2002 from $178,000 in the six-month period ended June 30, 2001. This increase was due primarily to an additional quarter of amortized software development costs in 2002 and to the additional costs associated with the royalties due to the agreement between the Company and IamGame.

OPERATING EXPENSES

Operating expenses decreased by 22% to $647,000 for the three months ended June 30, 2002 from $827,000 for the three months ended June 30, 2001 and decreased by 13% to $1,260,000 for the six months ended June 30, 2002 from $1,447,000 for the six months ended June 30, 2001.

The following table summarizes the changes in the components of operating expenses from 2001 to 2002:

                                                                        Three months       Six months
                                                                       ended June 30      ended June 30
                                                                           ($000)            ($000)
                                                                      ----------------------------------
Operating Expenses for the period in 2001                                   $  827          $  1,447
Increase/ (Decrease) in Sales and Marketing                                    (92)             (548)
Increase/ (Decrease) in Product Development                                    (71)             (106)
Increase/ (Decrease) in General and Administrative                             (11)               20
Increase/ (Decrease) in Reversal of accrued liabilities for prize
points                                                                          (6)              447
                                                                      ----------------------------------
Operating Expenses for the period in 2002                                   $  647          $  1,260
                                                                      ==================================

                          IENTERTAINMENT NETWORK, Inc.

SALES AND MARKETING

Sales and marketing expenses decreased by 48% to $99,000 for the three months ended June 30, 2002 from $191,000 for the three months ended June 30, 2001, and decreased by 75% to $181,000 for the six months ended June 30, 2002 from $729,000 for the six months ended June 30, 2001. Beginning with the first quarter of 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points were converted to chance points to be used to enter fixed-value prize drawings. Accordingly, the associated accrued liability related to unredeemed prize points and the payable related to redeemed, but unpaid, prize points were reversed against operating expenses in the quarter ended March 31, 2001. These decreases in the six months ended June 30, 2002 were due primarily to the reduction of costs associated with customer incentives ($0.2 million), the elimination of expenses related to marketing agreements with Internet Service Providers ($0.2 million) and those expenses related to barter advertising ($0.1 million).

PRODUCT DEVELOPMENT

Product development expenses decreased 18% to $326,000 for the three-month period ended June 30, 2002 from $397,000 for the three months ended June 30, 2001 and decreased 16% to $554,000 for the six-month period ended June 30, 2002 from $660,000 for the six months ended June 30, 2001due to a combination of factors including the decrease in staffing costs and the decrease in corporate overhead related to the department.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 5% to $222,000 for the three month period ended June 30, 2002 from $233,000 for the three months ended June 30, 2001 but increased 4% to $525,000 for the six-month period ended June 30, 2002 from $505,000 for the six months ended June 30, 2001. Savings in personnel and facilities costs were offset by increases in insurance costs and the absence of any bad debt recoveries during 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash of $111,000. The following is a condensed table of cash on hand and major cash flow items:

           Cash on hand, December 31, 2001                             $  259
           Net loss                                                      (782)
           Add: non-cash charges and expenses                             268
           Changes in working capital                                     (86)
                                                                       ------

           Net Cash Used in Operation                                    (600)
           Net Cash provided by investing and financing activities        450
           Effect of exchange rates on cash and cash equivalents            2
                                                                       ------
           Net change in cash and cash equivalents                       (148)
                                                                       ------

           Cash on hand, June 30, 2002                                 $  111
                                                                       ======

The Company used $0.8 million more net cash in operating activities during the first six months of 2002 compared with the six-month period ended June 30, 2001. This increase was primarily due to the increase in the net loss during that period, which net losses have increased since the change of the business following the Company's restructuring during the fourth quarter of fiscal 2000. The Company has also experienced a substantial decrease in revenues and a corresponding decrease in accounts receivable available for collection during the periods. Cash generated from the collection of receivables declined $0.7 million during the first six months of 2002 compared with the same period in 2001.

IENTERTAINMENT NETWORK, Inc.

The Company's success is highly dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. Management expects to need and be able to attract additional capital for its online operations. However, there can be no assurance that management's plans will be executed as anticipated. In April 2002, the Company raised gross proceeds of $350,000 through the private placement of 7,000,000 shares of common stock to one accredited investor at $0.05 per share.

Unless and until its online revenue stream matures, the Company recognizes that it will likely not have sufficient cash resources to fund its operations through the end of 2002. The Company might not be able to close on any financing transaction necessary to fund ongoing operations. The Company does not have any current arrangements or commitments for any future financing. The Company might be required to obtain financing on terms that are not favorable to it and its shareholders. The Company received a going concern qualification on its December 31, 2001 audited financial statements.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The following is a listing of our critical accounting policies and a brief discussion of each:

.. Allowance for doubtful accounts
.. Deferred software costs
.. Income taxes
.. Revenue recognition

IENTERTAINMENT NETWORK, Inc.

Allowance for Doubtful Accounts.

Our allowance for doubtful accounts relate to customer accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze customer receivables, as well as analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Statements of Operations. We have recorded a valuation allowance against our entire net deferred tax assets given the losses we have incurred and the uncertainties regarding our future operating profitability and taxable income.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2002 through June 30, 2002, the Company had the following changes in its unregistered securities: (1) options to purchase 50,000 shares of common stock to a contractor for services priced at market value on the date of issuance; (2) 450,589 shares of common stock to one accredited investor pursuant to the anti-dilution obligations under the Series D Preferred Stock Exchange Agreement; and (3) 10,284,000 shares of common stock for total cash of $514,200 at $0.05 per share to a total of eight accredited investors. The Company used the proceeds of the sale for general working capital requirements.

The issuances described in items (1) through (3) above were exempt from registration under Section 5 of the Securities Act of 1933, as amended, by reason of Section 4(2) of the Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipient of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in the transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

None

(B) REPORTS ON FORM 8-K

None

                          IENTERTAINMENT NETWORK, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended June 30, 2002.

                          IENTERTAINMENT NETWORK, INC.

                            By: /s/ J. W. Stealey

                            ----------------------
                            J. W. Stealey
                            Chief Executive Officer

                            By: /s/ Allan Kalbarczyk

                            ----------------------
                            Allan Kalbarczyk
                            Chief Accounting Officer


Date: August 14, 2002