Form 10QSB
period 2002-09-30
IENTERTAINMENT NETWORK INC
filed 2002-11-14
CIK 1061915

U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes | X | No | |

As of November 13, 2002 there were 40,566,918 shares of the issuer's Common Stock, $.10 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| No | X |

                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB Quarterly Report

                                      INDEX



PART I               FINANCIAL INFORMATION                                                         PAGE
Item 1               Financial Statements                                                             3
                     Management's Discussion and Analysis of
                     Financial Condition and
Item 2               Results of Operation                                                            15
Item 3               Quantitative and Qualitative Disclosures About Market Risk                      20
Item 4               Controls and Procedures                                                         20

Part II              OTHER INFORMATION                                                               20
Item 1               Legal Proceedings                                                               20
Item 2               Changes in Securities and Use of Proceeds                                       20
Item 3               Defaults Upon Senior Securities                                                 20
Item 4               Submission of Matters to a Vote of Security Holders                             20
Item 5               Other Information                                                               21
Item 6               Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                                           22

CERTIFICATIONS                                                                                       23


PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                          iEntertainment Network, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                   September 30      December 31
                                                                                        2002             2001
                                                                                     UNAUDITED
                                                                                ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $        10        $     259
   Trade receivables, net of allowances of $21 and $82 at September 30,
      2002 and December 31, 2001, respectively                                             154              148
   Prepaid expenses and other                                                               24              114
                                                                                ------------------------------------
Total current assets                                                                       188              521

Property and equipment, net                                                                281              428
Software development costs, net                                                            401              607
Other non-current assets                                                                    15               17
                                                                                ------------------------------------
Total assets                                                                       $       885        $   1,573
                                                                                ====================================

Liabilities and stockholders' (deficit) equity
Current liabilities:
   Accounts payable and accrued expenses                                           $       779        $   1,032
   Unearned revenue                                                                        105               35
   Current portion of capital lease obligations                                             18               32
                                                                                ------------------------------------
Total current liabilities                                                                  902            1,099

Unearned revenue, less current portion                                                      75
Capital lease obligations, less current portion                                              -               10
                                                                                ------------------------------------
Total liabilities                                                                          977            1,109

Stockholders' (deficit) equity:
   Common stock, $.10 par value; 50,000,000 shares authorized; 40,566,918 and
      29,832,329 shares issued and outstanding                                           4,057            2,983
   Additional paid-in capital                                                           42,053           42,612
   Accumulated deficit                                                                 (46,150)         (45,077)
   Accumulated other comprehensive loss                                                    (52)             (54)
                                                                                ====================================
Total stockholders' (deficit) equity                                                       (92)             464
                                                                                ------------------------------------
Total liabilities and stockholders' (deficit) equity                               $       885        $   1,573
                                                                                ====================================

See accompanying notes.

                          iEntertainment Network, Inc.

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)


                                                                 Three months ended                 Nine months ended
                                                            September 30     September 30     September 30      September 30
                                                                2002              2001            2002                2001
                                                           ---------------------------------------------------------------------
                                                              Unaudited       Unaudited         Unaudited         Unaudited
Net revenues:
   Online sales                                              $        209     $        240    $        657       $        777
   Advertising and other                                              143              117             422                575
   Royalties and licenses                                               1               36               5                 57
                                                           ---------------------------------------------------------------------
Total net revenues                                                    353              393           1,084              1,409

Cost of revenues:
   Cost of products and services                                       30               61             102                157
   Royalties and amortized software costs                              91               69             286                151
                                                           ---------------------------------------------------------------------
Total cost of revenues                                                121              130             388                308
                                                           ---------------------------------------------------------------------
Gross profit                                                          232              263             696              1,101

Operating expenses:
   Sales and marketing                                                118              122             299                851
   Product development                                                304              411             858              1,071
   General and administrative                                         200              310             725                815
   Reversal of accrued liabilities for prize points
                                                                        -                -               -               (447)
                                                           ---------------------------------------------------------------------
Total operating expenses                                              622              843           1,882              2,290
                                                           ---------------------------------------------------------------------
Operating loss                                                       (390)            (580)         (1,186)            (1,189)

Other (income) expense:
   Interest (income)/expense                                            1                1               3                  1
   Other                                                               25              (14)              9                (85)
                                                           ---------------------------------------------------------------------
Total other (income) expense                                           26              (13)             12                (84)
                                                           ---------------------------------------------------------------------
Loss before income taxes and extraordinary item                      (416)            (567)         (1,198)            (1,105)
Income tax expense                                                      -                -               -                  -
                                                           ---------------------------------------------------------------------
Loss before extraordinary item                                       (416)            (567)         (1,198)            (1,105)
Extraordinary gain on early extinguishment of debt
                                                                      125                -             125                  -
                                                           ---------------------------------------------------------------------
Net Loss                                                             (291)            (567)         (1,073)            (1,105)
                                                           ---------------------------------------------------------------------
Accretion of Series D Convertible Preferred  Stock
                                                                        -              (74)              -               (221)
                                                           ---------------------------------------------------------------------
Net loss available to common stockholders                    $       (291)    $       (641)   $     (1,073)      $     (1,326)
                                                           =====================================================================

Basic and diluted loss per share:
   Loss before extraordinary item                            $     (0.01)     $     (0.04)    $     (0.03)       $     (0.08)
   Extraordinary gain on early extinguishment of debt
                                                                       -               -                -                  -
                                                           ---------------------------------------------------------------------
   Net loss per share                                        $     (0.01)     $     (0.04)    $     (0.03)       $     (0.08)
Weighted average shares used in computing basic and diluted
    loss per share                                            40,566,918       15,914,311      37,489,616         15,914,311

                          iEntertainment Network, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                 Nine months ended September 30
                                                                                     2002               2001
                                                                              --------------------------------------
                                                                                   Unaudited         Unaudited
Operating activities
Net loss                                                                      $       (1,073)    $       (1,105)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                       198                428
     Amortization of capitalized software development costs                              206                149
     Write-off of accrued liability for prize points                                       -               (447)
     Changes in operating assets and liabilities:
       Trade receivables                                                                  (6)               636
       Prepaid expenses and other assets                                                  90               (118)
       Accounts payable and accrued expenses                                            (253)               420
       Unearned revenue                                                                  145                  -
                                                                              --------------------------------------
Net cash used in operating activities                                                   (693)               (37)

Investing activities
Purchase of property and equipment                                                       (49)              (142)
Capitalized software development costs                                                     -               (167)
                                                                              --------------------------------------
Net cash used in investing activities                                                    (49)              (309)

Financing activities
Proceeds from issuance of common and preferred stock                                     515                  -
Payments on capital lease obligations                                                    (24)               (23)
                                                                              --------------------------------------
Net cash provided by (used in) financing activities                                      491                (23)

Effect of currency exchange rate changes on cash and cash equivalents
                                                                                           2                  1
                                                                              --------------------------------------
Net decrease in cash and cash equivalents                                               (249)              (368)
Cash and cash equivalents at beginning of period                                         259                437
                                                                              --------------------------------------
Cash and cash equivalents at end of period                                        $       10         $       69
                                                                              ======================================

                          iEntertainment Network, Inc.
                   Notes to Consolidated Financial Statements

(INFORMATION AS OF SEPTEMBER 30, 2002 AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED)

1. Description of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Disposition of CD-ROM Assets

In connection with the Company's June 1999 disposition of its CD-ROM assets, management decided to terminate certain CD-ROM distribution agreements and began negotiations to mutually release each partner from any obligation under the terms of these agreements. In the second quarter of 1999, the Company estimated a liability of $850,000 for potential settlements upon termination of these agreements. The balance of this liability at September 30, 2002 and December 31, 2001 was $114,000 and $124,000, respectively, and is reflected as accounts payable and accrued expenses in the consolidated balance sheets.

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

Information related to net capitalized software development costs is as follows (in thousands):

                                            Nine months ended    Year ended
                                               September 30      December 31
                                                   2002             2001
                                           ------------------ --------------
                                               (Unaudited)
       Balance at beginning of period      $     607           $     658
       Capitalized                                 -                 167
       Amortized                                (206)               (218)
                                           ------------------ --------------
       Balance at end of period            $     401           $     607
                                           ================== ==============

Revenue Recognition

Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance and are recorded as unearned revenue until earned. The Company records advertising revenues in the period the advertising impressions are delivered to customers. The Company records advertising revenues net of related administrative fees as reported by its outside advertising vendor. The Company's advertising contracts do not guarantee a minimum number of impressions to be delivered.

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

The Company licensed the rights to produce and distribute a CD ROM version of its WarBirds III(TM) product to a publisher during the three months ended September 30, 2002 for various royalty rates specified in the contract. The Company received an advance royalty payment of $150,000 from the publisher which it will recognize as income ratably over the two year term of the contract based on the criteria of SAB No. 101.


Trade Receivable Allowance

The accounts receivable allowance at September 30, 2002 and December 31, 2001 includes a reserve for doubtful accounts which management records based on historical experience and current evaluation of potential collectibility issues. The Company does not require collateral for unpaid balances. Credit losses have historically been within management's expectations.

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

The following chart details the Company's comprehensive loss for the periods presented (in thousands):


                                                         Three months ended             Nine months ended
                                                             September 30                  September 30
                                                          2002           2001           2002           2001
                                                     ------------------------------ ----------------------------
                                                              (Unaudited)
(Unaudited)

  Net Loss                                                   $(141)         $(567)         $(923)      $(1,105)
  Other comprehensive income - foreign   currency
  translation adjustment                                          -              3             2             1
                                                     --------------- -------------- -------------- -------------
  Comprehensive loss                                         $(141)         $(570)         $(921)      $(1,104)
                                                     =============== ============== ============== =============


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


1. Description of Business and Significant Accounting Policies (continued)


Impact of Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists.
 If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We were required to adopt SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our results of operations, financial position, or cash flows.

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

In June 2002 the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the fair value is the objective for initial measurement of the liability. The Company will adopt this standard by the required December 2002 deadline. The Company does not believe there will be any material impact as a result of this statement.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)


2. Stockholders' Equity

Recapitalization - 2001

During December 2001, the Company completed several financing transactions to eliminate certain obligations and to improve its financial position:

     -- The Company and its then Chairman of the Board of Directors agreed to terminate the consulting agreement between the parties in exchange for newly issued shares of the Company's common stock. The Company was released from $46,875 of its debt under the consulting agreement in exchange for 937,500 shares of its common stock. The $46,875 balance of the liability is to be settled on the one-year anniversary of the termination agreement through a further issuance of common stock valued at the trading price of the Company's common stock on that date.

     -- The Company issued 10,000,000 shares of common stock to certain stockholders under the terms of the Securities Purchase and Exchange Agreement in exchange for $300,000 in cash and 3,910.844 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock repurchased was immediately retired.

     -- The Company issued 2,980,518 shares of common stock to certain stockholders under the terms of the Series D Preferred Stock Exchange Agreement in exchange for 1,000 shares outstanding of its Series D Preferred Stock. The Series D Preferred Stock was immediately retired. The agreement contains certain anti-dilution rights for the shareholders in the repurchase transaction. Terms of the anti-dilution provision include rights related to the issuance of the first $203,125 of common stock following the execution of the Stock Exchange Agreement.

The Company incurred approximately $30,000 of legal fees related to these transactions. These fees were recorded as a reduction to additional paid-in capital.

From January 1, 2002 through April 3, 2002, the Company issued an additional 10,284,000 shares of its common stock, in exchange for approximately $514,000 in cash, to new investors pursuant to the exercise of certain terms of the Securities Purchase and Exchange Agreement dated December 18, 2001. Additionally, pursuant to the Company's anti-dilution obligations under the Series D Preferred Stock Exchange Agreement, the Company issued approximately 451,000 shares of its common stock to certain shareholders.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)


3. Property and Equipment

Property and equipment consists of the following (in thousands):


                                                                             September 30        December 31
                                                                                 2002               2001
                                                                         ---------------------------------------
                                                                              (Unaudited)
             Equipment                                                      $     619            $     737
             Furniture and fixtures                                                20                   46
             Software                                                             378                  477
                                                                         ---------------------------------------
                                                                                1,017                1,260
             Less accumulated depreciation and amortization                      (736)                (832)
                                                                         ---------------------------------------
                                                                            $     281            $     428
                                                                         =======================================


Depreciation expense for the three month periods ended September 30, 2002 and 2001, respectively, was $66,000 and $159,000, including amortization of equipment leased under capital leases of $7,000 and $12,000, respectively. Depreciation expense for the nine month periods ended September 30, 2002 and 2001, respectively, was $196,000 and $429,000, including amortization of equipment leased under capital leases of $20,000 and $38,000, respectively. The Company disposed of assets totaling approximately $293,000 in the three month period ended September 30, 2002 resulting in a loss on disposal of approximately $1,700.


4. Stock Options and Warrants


The following summarizes the Company's stock option and warrant activity:



                                         Shares Available    Shares Available                         Weighted-Average
                                           for Grant -         for Grant -      Options Outstanding    Exercise Price
                                            1995 Plan           1998 Plan                                Per Share
                                        ------------------- ------------------- -------------------- -------------------
   Balances at December 31, 2001           1,295,998             246,249           2,509,695                      $0.89
      Options granted                      1,285,000             300,000           1,585,000                      $0.08
      Options canceled                             -             538,333            (538,333)                     $1.10
                                        ------------------- ------------------- -------------------- -------------------
   Balances at September 30, 2002             10,998             484,582           3,556,362                      $0.50
                                        =================== =================== ==================== ===================

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)


4. Stock Options and Warrants (continued)

At September 30, 2002, the Company had 1,383,520 vested options outstanding exercisable at exercise prices ranging from $0.05 - $6.00 per share.

The Company had 1,055,168 common stock warrants outstanding at September 30, 2002 and 1,131,905 at December 31, 2001, all of which were exercisable at prices ranging from $1.00 to $9.60 per share. Terms of the warrants range from three to ten years.

5. Accrued Liability for Prize Points

The Company operates a prize point system for the users of its online games. In 2000, prize points were redeemable for cash and other prizes. The Company recorded an accrued liability of $343,000 in accounts payable and accrued expenses on its December 31, 2000 balance sheet based on management's best estimate of prize points that have not been redeemed. At December 31, 2000, the Company also recorded a liability in accounts payable for redeemed but unpaid prize points of $112,000. In 2001, the Company revised its prize point redemption policy such that prize points are no longer directly redeemable for cash or merchandise. Prize points have been converted to chance points to be used by customers to enter prize drawings. Due to the change in its prize point system, Management has determined that the Company no longer has prize point obligations as previously recorded in the December 31, 2000 balance sheets. Accordingly, the accrued liability of $343,000 and the payable of $112,000 were reversed and netted against Sales and Marketing operating expenses in the Consolidated Statements of Operations for the quarter ended March 31, 2001.

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

In order to aide in the resolution of its dispute with the Office of the Attorney General of North Carolina, the Company changed the operations of its "Bingo" game to again allow prize points to be directly redeemable for cash. The total value of any single award is statutorily limited. Players are notified of their eligibility to redeem accumulated prize points for cash awards. Unredeemed awards expire after one month. The Company recorded an accrued liability of $12,000 and $7,000 in accounts payable and accrued expenses on its September 30, 2002 and December 31, 2001 balance sheets, respectively, based on management's best estimate of prize points that have not been redeemed.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)


6. Leases

The Company rents its facilities and certain office equipment under noncancelable operating leases which expire at various times through 2004. The monthly rent under certain facility leases are periodically adjusted based on changes in the Consumer Price Index.

Property and equipment includes the following amounts for capital leases (in thousands):

                                                                       September 30          December 31
                                                                           2002                  2001
                                                                   -------------------------------------------
                                                                        (Unaudited)
   Leased equipment                                                    $     97              $    188
   Leased furniture and fixtures                                              -                     -
                                                                   -------------------------------------------
                                                                             97                   188
   Less:  accumulated amortization                                          (71)                 (139)
                                                                   -------------------------------------------
                                                                       $     26              $     49
                                                                   ===========================================


Total rent expense incurred was approximately $19,000 and $14,000 for the three month periods ended September 30, 2002 and 2001, respectively, and approximately $58,000 and $63,000 for the nine month periods then ended.


7. Related Party Transactions

In January 2002, the Company entered into a licensing arrangement with IamGame, Inc. (the "related entity"), a company owned by the Chief Executive Officer of iEntertainment Network, Inc. for the right to utilize a gaming system developed by that related entity. Under the terms of the arrangement, the Company has agreed to manage the related entity's gaming website for a fee. The costs associated with operating the website are the responsibility of the Company. The Company has agreed to pay certain set fees and monthly royalties to the related entity under the license to use its gaming system and on advertising revenue generated from the related entity's website. During the nine months ended September 30, 2002, the Company recognized $130,000 in advertising and subscription revenues, $101,000 in direct costs associated with operating the IamGame website and $81,000 in set-up fees and royalty expense under the agreement. The Company does not have the right to transfer the license, but it can terminate the arrangement at any time.

8. Significant Customers

Three customers comprised 74% of accounts receivable at September 30, 2002 and one customer comprised 60% of accounts receivable at December 31, 2001. The Company's largest customer accounted for 18% of its sales during the three month period ended September 30, 2002.

                          iEntertainment Network, Inc.
             Notes to Consolidated Financial Statements (continued)


9. Extraordinary Gain from Extinguishment of Certain Liabilities

During 2002, the Company completed a restructuring of certain of its liabilities through negotiations with vendors for settlements, which resulted in the satisfaction of approximately $165,000 of liabilities for total payments of approximately $40,000. In connection with this restructuring of liabilities, the Company recorded a gain from extinguishment of certain liabilities of approximately $125,000.

                          IENTERTAINMENT NETWORK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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


NET REVENUES

The advertising revenue is generally based on:

(1) the revenue we receive from the number of times an advertisement is displayed on our site, commonly referred to as "cost per thousand impressions," or "CPMs"; and

(2) the number of times users click on an advertisement displayed on our sites, commonly referred to as "cost per click," or "CPCs."

CPM advertising revenue is recognized during the period that the campaign runs, as is CPC revenue, which is recognized as users click on the ads.

The Company recognizes Internet advertising revenue generated through third-party agency representation on a net basis, after deduction of agency commission expense. The recognition of revenue in this manner is consistent with the actual cash received. The Company derived 0% and 17% of its advertising revenue from reciprocal advertising arrangements, or "barter" during the three and nine-month periods ended September 30, 2001, respectively, and 0% during the three and nine-month periods ended September 30, 2002. The Company does not expect that barter will account for any significant portion, if any, of its revenues in the foreseeable future.

The online revenues are generated primarily from pay-for-play usage for WarBirds(TM), the Company's award winning World War II air combat simulation game. WarBirds(TM) consists of a suite of products including the original WarBirds(TM)II, the latest 3D graphic WarBirds(TM)III, and Dawn of Aces, the Company's World War I air combat simulation game. Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance. Additionally, in the first quarter of 2002, the Company began offering subscription-based Bingo which accounted for 8% and 10% of online revenues in the three and nine-month periods ended September 30, 2002, respectively. Revenue from subscription-based Bingo is recognized when earned. Payments are received in advance.

Net revenues decreased by 10% to $353,000 for the three months ended September 30, 2002 from $393,000 for the three months ended September 30, 2001. Net revenues decreased by 23% to $1,084,000 for the nine months ended September 30, 2002 from $1,409,000 for the nine months ended September 30, 2001.

                          IENTERTAINMENT NETWORK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET REVENUES (CONTINUED)



The following table summarizes the changes in the components of revenue from 2001 to 2002:


                                                                    Three months             Nine months
                                                                 ended September 30      ended September 30
                                                                       ($000)                  ($000)
                                                               ----------------------- ------------------------
      Revenue for the period in 2001                                  $  393                $  1,409
      Increase / (Decrease) in Advertising and Other Revenue              26                    (153)
      Increase / (Decrease) in Online Sales                              (31)                   (120)
      Increase / (Decrease) in Royalty & Licenses                        (35)                    (52)
                                                               ----------------------- ------------------------
      Revenue for the period in 2002                                $    353                $  1,084
                                                               ======================= ========================


Advertising revenues decreased 27% from the nine-month period ended September 30, 2001 to the nine-month period ended September 30, 2002. The decrease is due primarily to a 50% decline in advertising impressions served over the periods. Advertising revenues increased 22% from the three-month period ended September 30, 2001 to the three-month period ended September 30, 2002. The increase is due primarily to the Company's use of more aggressive, higher-value advertising formats and to a general improvement in advertising rates.

Online sales revenue decreased 13% to $209,000 for the three months ended September 30, 2002 from $240,000 for the three months ended September 30, 2001 and decreased 15% to $657,000 for the nine months ended September 30, 2002 from $777,000 for the nine months ended September 30, 2001. Pay-for-Play revenue related to the Company's WarBirds(TM) product decreased 20% for the three months ended September 30, 2002 from the prior year's comparable period and decreased 24% for the nine months ended September 30, 2002 from the prior year's comparable period, primarily due to a decrease in the Game's player base. The balance of the change in both the three- and nine-month periods is primarily attributable to the introduction of subscription-based Bingo during the first quarter of 2002.

Royalty & Licenses revenue decreased 97% to $1,000 for the three months ended September 30, 2002 from $36,000 for the three months ended September 30, 2001 and decreased 91% to $5,000 for the nine months ended September 30, 2002 from $57,000 for the nine months ended September 30, 2001. The decrease is due to a lack of royalty activity on the Company's older CD ROM Box Game titles during 2002. The Company licensed the rights to produce and distribute a CD ROM version of its WarBirds III(TM) product to a publisher during the three months ended September 30, 2002 for various royalty rates specified in the contract. The Company received an advance royalty payment of $150,000 from the publisher which it will recognize as income ratably over the two year term of the contract.

COST OF REVENUES

Cost of revenues consists of costs of products sold (including cost of Internet access) and royalties and amortization of software development costs. Cost of revenues decreased 7% to $121,000 for the three months ended September 30, 2002 from $130,000 for the three months ended September 30, 2001. Decreases in the cost of internet access were offset by additional costs associated with the royalties due to a related party and expenses related to obtaining new advertising partners. Cost of revenues increased 26% to $388,000 in the nine-month period ended September 30, 2002 from $308,000 in the nine-month period ended September 30, 2001. This increase was due primarily to an additional quarter of amortized software development costs in 2002 and to the additional costs associated with the royalties related to the arrangement between the Company and IamGame, a related party.

                                    IENTERTAINMENT NETWORK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Operating expenses decreased by 26% to $622,000 for the three months ended September 30, 2002 from $843,000 for the three months ended September 30, 2001 and decreased by 18% to $1,882,000 for the nine months ended September 30, 2002 from $2,290,000 for the nine months ended September 30, 2001.

The following table summarizes the changes in the components of operating expenses from 2001 to 2002:

                                                                                  Three months             Nine months
                                                                               ended September 30      ended September 30
                                                                                     ($000)                  ($000)
                                                                             ----------------------- ------------------------

Operating Expenses for the period in 2001                                           $  843                $  2,290
Increase/ (Decrease) in Sales and Marketing                                             (4)                   (552)
Increase/ (Decrease) in Product Development                                           (107)                   (213)
Increase/ (Decrease) in General and Administrative                                    (110)                    (90)
Increase/ (Decrease) in Reversal of accrued liabilities for prize points
                                                                                         -                     447
                                                                             ----------------------- ------------------------
Operating Expenses for the period in 2002                                         $    622                $  1,882
                                                                             ======================= ========================


SALES AND MARKETING

Sales and marketing expenses decreased by 3% to $118,000 for the three months ended September 30, 2002 from $122,000 for the three months ended September 30, 2001, and decreased by 65% to $299,000 for the nine months ended September 30, 2002 from $851,000 for the nine months ended September 30, 2001. Beginning with the first quarter of 2001, the Company revised its prize point redemption policy such that prize points were no longer directly redeemable for cash or merchandise. Prize points were converted to chance points to be used to enter fixed-value prize drawings. Accordingly, the associated accrued liability related to unredeemed prize points and the payable related to redeemed, but unpaid, prize points were reversed against operating expenses in the quarter ended March 31, 2001. These decreases in the nine months ended September 30, 2002 were due primarily to the reduction of costs associated with customer incentives ($300,000), the elimination of expenses related to marketing agreements with Internet Service Providers ($200,000) and those expenses related to barter advertising ($100,000).

PRODUCT DEVELOPMENT

Product development expenses decreased 26% to $304,000 for the three-month period ended September 30, 2002 from $411,000 for the three months ended September 30, 2001 and decreased 20% to $858,000 for the nine-month period ended September 30, 2002 from $1,071,000 for the nine months ended September 30, 2001 due to a combination of factors including the decrease in staffing costs and the decrease in corporate overhead related to the department.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 36% to $200,000 for the three month period ended September 30, 2002 from $310,000 for the three months ended September 30, 2001 and decreased 13% to $725,000 for the nine-month period ended September 30, 2002 from $815,000 for the nine months ended September 30, 2001. Savings in personnel and facilities costs were partially offset by increases in insurance costs and the decrease in corporate overhead allocated to other departments based upon department headcount.

                                    IENTERTAINMENT NETWORK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash of $10,000. The following is a condensed table of cash on hand and major cash flow items (in thousands):


             Cash on hand, December 31, 2001                                            $  259
             Net loss                                                                   (1,073)
             Add: non-cash charges and expenses                                            404
             Changes in working capital                                                    (24)
                                                                                 ------------------
             Net Cash Used in Operations                                                  (693)
             Net Cash provided by investing and financing activities                       442
             Effect of exchange rates on cash and cash equivalents                           2
                                                                                 ------------------
             Cash on hand, September 30, 2002                                           $   10
                                                                                 ==================


The Company used $693,000 more net cash in operating activities during the first nine months of 2002 compared with the nine-month period ended September 30, 2001. Cash generated from the collection of receivables declined approximately $600,000 during the first nine months of 2002 compared with the same period in 2001. The Company experienced a substantial decrease in non-barter revenues of approximately $800,000 between the three months ended December 31, 2000 and 2001 and a corresponding decrease in accounts receivable available for collection during the subsequent periods.


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

Unless and until its online revenue stream matures, the Company recognizes that it will likely not have sufficient cash resources to fund its operations through the end of 2002 or for 2003. The Company might not be able to close on any financing transaction necessary to fund ongoing operations. The Company does not have any current arrangements or commitments for any future financing. The Company might be required to obtain financing on terms that are not favorable to it and its shareholders. The Company received a going concern qualification on its December 31, 2001 audited financial statements and the Company's cash and financial positions have not improved since that time.

If the Company is unable to obtain additional financing when needed, it may be required to shutdown, delay or scale back product development and marketing programs in order to meet its short-term and long-term cash requirements, which could have a material adverse effect on its business, financial condition and results of operations.

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

                          IENTERTAINMENT NETWORK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The following is a brief discussion of each of our critical accounting policies:


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


Revenue Recognition

Revenue from online sales is recognized monthly as earned and is based either upon actual usage by the customer on an hourly basis or on an unlimited use subscription basis. Certain payments are received in advance. We record advertising revenues in the period the advertising impressions are delivered to customers. We record advertising revenues net of related administrative fees as reported by our outside advertising vendors. We recorded barter revenue and expense under the criteria established by the Emerging Issues Task Force Issue No. 99-17 "Accounting for Advertising Barter Transactions."

                          IENTERTAINMENT NETWORK, INC.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the Company's filings with the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) There have been no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.




PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On September 24, 2002 the Company filed an administrative claim for patent infringement before the Air Force pursuant to Title 10 United States Code,
Section 2386 in compliance with 48 CFR Subpart 227.70, Infringement Claims, Licenses, and Assignments. The Company is the holder of United States Patent no. 6,042,477 - a method of and system for minimizing the effects of time latency...on interconnected computers. The Company uses its technology to manage the effects of time latency across the internet for its massively multi-player flight simulators. The Company believes that the actions of the Air Force infringe the above named patent. The Company desires to license the above referenced patent to the Air Force or to be compensated for past infringement.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2002 through September 30, 2002, the Company had the following changes in its unregistered securities: (1) options to purchase 50,000 shares of common stock priced at market value on the date of issuance to a contractor for services rendered; (2) 450,589 shares of common stock to one accredited investor pursuant to the anti-dilution obligations under the Series D Preferred Stock Exchange Agreement; and (3) 10,284,000 shares of common stock for total cash of $514,200 at $0.05 per share to a total of eight accredited investors. The Company used the proceeds of the sale for general working capital requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          IENTERTAINMENT NETWORK, INC.


ITEM 5. OTHER INFORMATION

On July 29, 2002, the Company received a response from an examining attorney at the United States Patent and Trademark Office (the "USPTO") rejecting the Company's trademark application for WARBIRDS on the grounds that the mark allegedly is merely descriptive. The Company, based on the advice of its trademark counsel, believes the rejection is improper and intends to contest it. The Company has until January 29, 2003 to formally respond to the USPTO.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

99.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K

None

                          IENTERTAINMENT NETWORK, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.



                          IENTERTAINMENT NETWORK, INC.



                             ----------------------
                                  J. W. Stealey
                            Chief Executive Officer





                             ----------------------
                                Allan Kalbarczyk
                            Chief Accounting Officer

Date: November 14, 2002

                                  CERTIFICATION


Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:


I, J.W. Stealey, certify that:

1. I have reviewed this quarterly report on Form 10Q of iEntertainment Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:  November 14, 2002              By:_____________________________
                                                     J.W. Stealey
                                                     Chief Executive Officer

                                  CERTIFICATION


Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:


I, Allan Kalbarczyk, certify that:


1. I have reviewed this quarterly report on Form 10Q of iEntertainment Network, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 14, 2002         By:  __________________________________
                                             Allan Kalbarczyk
                                             Chief Financial Officer