Form 10QSB/A
period 2002-09-30
IENTERTAINMENT NETWORK INC
filed 2002-11-14
CIK 1061915

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

Yes |_| No | X |

                                Explanatory Note
                                ----------------

This Form 10-QSB/A is being filed solely to conform the signatures on the signature page and the certifications, including the signatures on Exhibits 99.1 and 99.2. This filing is otherwise identical to the filing of the quarterly report on Form 10-QSB filed earlier today in every respect.


                          IENTERTAINMENT NETWORK, Inc.

                          Form 10-QSB/A Quarterly Report

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



                          IENTERTAINMENT NETWORK, INC.


                             /s/ J.W. Stealey
                             ----------------------
                                  J. W. Stealey
                            Chief Executive Officer




                             /s/ Allan Kalbarczyk
                             ----------------------
                                Allan Kalbarczyk
                            Chief Accounting Officer

Date: November 14, 2002

                                  CERTIFICATION


Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:


I, J.W. Stealey, certify that:

1. I have reviewed this quarterly report on Form 10QSB/A of iEntertainment Network, Inc.;

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




         Date:  November 14, 2002              By:/s/ J.W. Stealey
                                                 -------------------------
                                                      J.W. Stealey
                                                      Chief Executive Officer

                                  CERTIFICATION


Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:


I, Allan Kalbarczyk, certify that:


1. I have reviewed this quarterly report on Form 10QSB/A of iEntertainment Network, Inc.;


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


     Date:  November 14, 2002         By: /s/ Allan Kalbarczyk
                                          ---------------------------
                                             Allan Kalbarczyk
                                             Chief Financial Officer